Form 10-Q
period 1996-03-31
EQUIMED INC
filed 1996-05-15
CIK 892493

                       Securities and Exchange Commission
                             Washington, DC  20549


                                   FORM 10-Q


(Mark One)

[x] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 1996
                                           --------------

                                       or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From ______________to____________

Commission file number 0-27456
                       -------

                                 EQUIMED, INC.
- - -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



               Delaware                                   25-1668112
- - -------------------------------------       -----------------------------------
     (State or other jurisdiction                      (I.R.S. Employer
           of incorporation)                          Identification No.)

           3754 LaVista Rd.
           Tucker, Georgia                                30084 - 5637
- - -----------------------------------------   -----------------------------------
 (Address of principal executive offices)                  (Zip Code)



                               (404) 320-6211
- - -------------------------------------------------------------------------------
            (Registrant's telephone number, including area code)


                              EQUIVISION, INC.
- - -------------------------------------------------------------------------------
        (Former name or former address, if changed since last report)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes    X      No
                                                      ---         ---


Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. Common Stock, $.0001 no par value per share, 28,274,349 shares outstanding as of May 13, 1996.

                                 EQUIMED, INC.
                                   FORM 10-Q
                      For the Quarter Ended March 31, 1996

                         PART 1 - FINANCIAL INFORMATION


                                                                           Page
                                                                           ----


    Item 1: Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets at
            December 31, 1995 and March 31, 1996                           2

            Condensed Consolidated Income Statements
            for the Three Months Ended
            March 31, 1995 and 1996                                        3

            Condensed Consolidated Statement of
            Shareholders' Equity for the Three Months
            Ended March 31, 1996                                           4

            Condensed Consolidated Statements of Cash
            Flows for the Three Months Ended
            March 31, 1995 and 1996                                        5

            Notes to Condensed Consolidated
            Financial Statements                                           6

    Item 2: Management's Discussion and Analysis of
            Financial Condition and Results of Operations                 12



                                 EquiMed, Inc.
                     Condensed Consolidated Balance Sheets
                                 (in thousands)

                                                                                 DECEMBER 31,         MARCH 31,
                                                                                     1995               1996
                                                                                 -------------------------------
                                                                                                     (UNAUDITED)
  ASSETS
  Current assets:
    Cash and cash equivalents                                                     $   824               $  2,928
    Accounts receivable, net                                                        4,988                 12,958
    Prepaid expenses and other current assets                                         547                  3,564
    Deferred income taxes                                                             658                    680
                                                                                  ------------------------------
  Total current assets                                                              7,017                 20,130
  Property and equipment, at cost                                                  11,337                 18,729
  Goodwill                                                                          1,589                 37,911
  Services agreements                                                                 -                   23,463
  Non-compete agreements                                                              263                  1,832
  Patient records                                                                     -                    1,405
  Other assets                                                                        100                    949
  Deferred income taxes                                                               273                    273
                                                                                  ------------------------------
                                                                                  $20,579               $104,692
  LIABILITIES AND SHAREHOLDERS' EQUITY                                            ==============================
  Current liabilities:
    Notes payable to related parties                                              $   725               $    -
    Accounts payable                                                                1,377                  3,280
    Payable to affiliates                                                             506                    304
    Accrued salaries and professional fees                                          3,123                  4,014
    Other accrued expenses                                                          1,997                  6,060
    Income taxes payable                                                            7,236                  5,960
  Current Portion of Long-term debt                                                 2,048                  9,973
  Current portion of obligations under capital lease
    Related parties                                                                   596                    269
    Other                                                                           1,596                  1,078
                                                                                  ------------------------------
  Total current liabilities                                                        19,204                 30,938

  Long-term debt, net of current portion                                            3,188                 10,036
  Obligations under capital leases, net of current portion
   Related parties                                                                  4,518                  1,869
   Other                                                                            2,643                  1,590
  Deferred income taxes                                                               -                    2,035
  Minority interests                                                                1,171                  1,388

  Shareholders' equity:
   Preferred stock, 1,000,000 authorized shares, none issued                          -                      -
   Common stock, $ .0001 par value, authorized 100,000,000
     shares, issued and outstanding 20,783,633 in 1995 and 27,566,244                   2                 70,145
     in 1996
   Additional paid-in capital                                                       1,760                  1,760
   Accumulative deficit                                                           (11,907)               (15,069)
                                                                                  ------------------------------
                                                                                  (10,145)                56,836
                                                                                  ------------------------------
                                                                                  $20,579               $104,692
                                                                                  ==============================


See notes to condensed consolidated financial statements

                                 EquiMed, Inc.

                    Condensed Consolidated Income Statements
                                  (Unaudited)
                    (in thousands, except per share amounts)

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              1995               1996
                                                            ---------------------------
 Net revenues                                               $15,014             $20,732

 Costs and Expenses:
  Professional fees and expenses                              4,147               5,287
  Treatment and support services                              4,262               7,756
  General and administrative expenses                         1,643               2,501
  Depreciation and amortization                                 666               1,121
  Amortization of EquiVision, Inc. acquisition                    -                 159
  Interest expense
    Related parties                                             231                 234
    Other                                                       267                 406
    Loss on sale of receivables                                   -                 209
  Other income, net                                             (34)               (137)
                                                            ---------------------------
 Total costs and expenses                                    11,182              17,536

  Income before minority interest,
   extraordinary item and income taxes                        3,832               3,196

 Minority interest                                              306                 113
                                                            ---------------------------
 Income before income taxes
    and extraordinary item                                    3,526               3,083

 Provision for income taxes:
  Income tax expense                                          1,410               1,298
  Cumulative adjustment to establish
    deferred income taxes for change in tax status                -               1,277
                                                            ---------------------------
                                                              1,410               2,575
                                                            ---------------------------
 Income before extraordinary item                             2,116                 508

 Extraordinary charge from refinancing
    of debt, net of income taxes                                  -                (127)
                                                            ---------------------------
 Net income                                                 $ 2,116             $   381
                                                            ===========================
 Net income per share before extraordinary item             $  0.10             $  0.02
 Extraordinary item                                         $     -             $     -
                                                            ---------------------------
 Net income per share                                       $  0.10             $  0.02
                                                            ===========================
 Weighted average common shares and
    equivalents                                              20,784              25,327
                                                            ===========================
 See notes to condensed consolidated financial statements

                                 EquiMed, Inc.

            Condensed Consolidated Statement of Shareholders' Equity

                       Three Months Ended March 31, 1996
                                  (Unaudited)
                      (in thousands, except share amounts)

                                          COMMON STOCK          ADDITIONAL                         TOTAL
                                    -----------------------      PAID-IN      ACCUMULATED      SHAREHOLDERS'
                                    SHARES          AMOUNT       CAPITAL        DEFICIT           EQUITY
                                    ------          ------       -------      -----------    -----------------
 Balance, December 31, 1995,
   Note 1                          20,783,633      $     2       $1,760       $(11,907)          $(10,145)

 Cumulative effect of
   pooling-of-interests, Note 3       402,685           17            -              -                 17
                                   ---------------------------------------------------------------------------

 Balance, December 31, 1995
   As restated                     21,186,318           19        1,760        (11,907)           (10,128)

 Cash and deemed distributions
   to Dr. Colkitt and affiliates            -            -            -         (3,543)            (3,543)

 Acquisition of EquiVision, Inc.    4,338,831       45,581            -              -             45,581

 Issuance of Common Stock
   in connection with public
   offering, net of issuance cost   2,000,000       24,200            -              -             24,200

 Issuance of Common Stock
   in connection with                  38,095          324            -              -                324
   acquisitions

 Issuance of Common Stock               3,000           21            -              -                 21

 Net income                                 -            -            -            381                381
                                   ---------------------------------------------------------------------------
 Balance, March 31, 1996           27,566,244      $70,145       $1,760       $(15,069)          $ 56,836
                                   ===========================================================================

See notes to condensed consolidated financial statements

                                EquiMed, Inc.

               Condensed Consolidated Statements of Cash Flows
                                 (Unaudited)
                                (in thousands)


                                                                 THREE MONTHS ENDED
                                                                     MARCH 31,
                                                            1995                1996
                                                            ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                  $2,116                $  381
Adjustments to reconcile net income to net
  cash provided (used) by operating activities:
    Depreciation and amortization                              666                 1,281
    Deferred income taxes                                      -                   1,277
    Minority interest                                          306                   113
    Changes in operating assets and liabilities,
      net of acquired business:
        Accounts receivable                                   (741)               (1,464)
        Receivables from/payable to affiliates                 936                  (424)
        Prepaid expenses and other current assets              293                  (471)
        Accounts payable                                      (303)                 (586)
        Accrued salaries and professional fees              (1,274)                 (516)
        Other accrued expenses                              (1,031)                  208
        Income taxes payable                                 1,410                (1,051)
                                                            ----------------------------
Net cash provided (used) by operating activities             2,378                (1,252)

CASH FLOWS FROM INVESTING ACTIVITIES

Payments for practices acquired, net of cash
  acquired                                                     -                  (1,530)
Purchase of property and equipment                            (125)                 (218)
Decrease in other assets                                       367                   148
                                                            ----------------------------
Net cash provided (used) by investing activities               242                (1,600)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from long-term borrowings                             -                   8,425
Repayment of long-term debt                                   (149)              (19,448)
Proceeds from issuance of common  stock                        -                  24,221
Repayment of obligations under capital leases:
   Related parties                                             (98)               (2,976)
   Other                                                      (260)               (1,715)
   Capital contributions by primary owner                      730                   -
Distributions:
   Primary owner                                            (2,618)               (3,543)
   Minority owners                                             -                      (8)
                                                            ----------------------------
Net cash provided (used) by financial activities            (2,395)                4,956
                                                            ----------------------------

Net increase in cash                                           225                 2,104
Cash at beginning of period                                  2,565                   824
                                                            ----------------------------
Cash at end of period                                       $2,790               $ 2,928
                                                            ============================


See notes to condensed consolidated financial statements

                                 EquiMed, Inc.

              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

                                 March 31, 1996

1.  AGREEMENT AND PLAN OF MERGER

On October 26, 1995, Colkitt Oncology Group, Inc. (the "Oncology Group"), EquiVision, Inc. ("EquiVision"), Douglas R. Colkitt, M.D. ("Dr. Colkitt") and EquiMed, Inc. ("EquiMed" or the "Company") entered into an Agreement and Plan of Merger pursuant to which, on February 2, 1996, the Oncology Group merged with and into EquiVision and, immediately thereafter, EquiVision effected an immediate reincorporation in Delaware and a 1-for-2 reverse stock split through a merger (the "Reincorporation Merger") with and into EquiMed, a newly-formed Delaware subsidiary of EquiVision, formed for the purpose of effecting the reincorporation and reverse stock split. The merger between the Oncology Group and EquiVision and the Reincorporation Merger are referred to collectively herein as the "Merger". The Oncology Group was formed prior to consummation of the Merger to acquire all of the stock or assets of various corporations, partnerships and joint ventures which owned or controlled 30 radiation oncology centers. All share and per share amounts in this report reflect the 1-for-2 reverse stock split that was effected upon consummation of the Reincorporation Merger.

The stockholders of the Oncology Group's received 20,783,633 shares of EquiVision common stock as consideration for the merger with EquiVision. Upon consummation of the Merger, the Company had 25,122,464 shares of common stock outstanding. The business combination has been treated for accounting purposes as a reverse purchase transaction because the stockholders of the Oncology Group obtained a majority of the shares of the combined Company upon completion of the acquisition.

The purchase price of EquiVision was $45,600,000 and has been allocated to the assets purchased and the liabilities assumed based upon the fair market values at the date of acquisition. The excess of purchase price over the fair value of the net assets was $38,000,000 and has been recorded as goodwill.

Upon completion of the Merger, certain of the entities which comprised the Oncology Group ceased to qualify as S Corporations and became subject to corporate income taxes. As a result, the Company recorded a cumulative adjustment of $1,277,000 to establish deferred income taxes for the change in tax status. These deferred taxes represented the cumulative temporary differences between financial reporting and tax reporting.

                                 EquiMed, Inc.

              Notes to Condensed Consolidated Financial Statements
                            (Unaudited) (continued)

1.  AGREEMENT AND PLAN OF MERGER (CONTINUED)

In order to effect the Merger and in connection therewith, the stockholders' approved an increase of the shares of common stock of the Company from 20,000,000 shares to 100,000,000 shares.

2.  BASIS OF PRESENTATION

As a result of the Merger, which has been accounting for as a reverse purchase transaction, the accompanying unaudited condensed financial statements of EquiMed reflects the financial position, results of operations and cash flows of Colkitt Oncology Group, Inc. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

3.  OTHER BUSINESS ACQUISITIONS

On March 1, 1996, the Company acquired the primary operating assets of two ophthalmology practices for $3,115,000, consisting of $1,541,000 in cash (including acquisition costs), notes payable in the amount of $1,250,000 and $324,000 in common stock. In addition, the Company also acquired the the primary operating assets of a medical oncology practice on March 1, 1996, for $1,486,000, consisting of $1,486,000 in cash (including acquistion costs). These business combinations have been accounted for as purchases.

On March 18, 1996, the Company consummated a merger with an ophthalmology practice and ambulatory surgery center for approximately 403,000 shares of EquiMed common stock valued at approximately $5,000,000. The business combination was accounted for by the pooling-of interest method. Because this acquisition was not material, the Company's financial statements, share and per share amounts have not been restated to include the accounts and operations for periods to January 1, 1996.

                                 EquiMed, Inc.

              Notes to Condensed Consolidated Financial Statements
                            (Unaudited) (continued)

3.  OTHER BUSINESS ACQUISITIONS (CONTINUED)

A summary of assets acquired in the business combinations accounted for as purchases, during the three months ended March 31, 1996 is (in thousands):

                 Cash and cash equivalents                            $ 1,497
                 Accounts recievable                                    6,506
                 Prepaid expense and other current assets               2,573
                 Property & Equipment                                   8,086
                 Goodwill                                              38,070
                 Services agreements                                   21,877
                 Non-compete agreements                                 1,930
                 Patient records                                        1,437
                 Other                                                    811
                                                                      -------
                                                                      $82,787
                                                                      =======

The pro forma unaudited results of operations for the three months ended March 31, 1995 and 1996, assuming consummation of the purchases described above, as of January 1, 1995, are (in thousands, except share amounts):


                                                  THREE MONTHS ENDED
                                                       MARCH 31,
                                                  1995           1996
                                                -----------------------
Net revenues                                    $23,690         $24,235
Income before extraordinary item                  2,395             366
Net income                                        2,229             239
Net income per share before
  extraordinary item                                .10             .01
Net income per share                                .09             .01

                                 EquiMed, Inc.

              Notes to Condensed Consolidated Financial Statements
                            (Unaudited) (continued)

4. AMENDMENT OF REVOLVING CREDIT AGREEMENT

On May 14, 1996, Company entered into an amendment of its $20,000,000 Revolving Credit Agreement ("Credit Agreement") with a bank. The amendment limits future borrowings under the Credit Agreement to $15,000,000 and limits future acquisitions during the remaining term of the Credit Agreement which matures November 30, 1996, to an aggregate of $50,000,000. Future borrowings under the Credit Agreement are limited to the funding of ongoing working capital and can not be used for acquisitions. The amendment permits the issuance of common stock and notes payable, as defined by certain restrictive covenants, to consummate future acquisitions.

Borrowings under the current Credit Agreement at March 31, 1996 were approximately $8,425,000 and have been classified by the Company in the current portion of long-term debt.

5.  PUBLIC OFFERING OF COMMON STOCK

On February 14, 1996, the Company consummated the sale of 2,000,000 shares of common stock in connection with a public offering at $14 per share. Net proceeds from the offering were approximately $24,200,000.

6.  COMMITMENTS AND CONTINGENCIES

The Company is insured with respect to medical malpractice risks on a claims-made basis. Should these claims-made policies not be renewed or replaced with equivalent insurance, claims based on occurrences during the term of the respective policies, but asserted subsequently would be uninsured.

At March 31, 1996, the Company has several malpractice claims outstanding which have arisen in the normal course of business. In addition, it is possible that certain incidents may have occurred which have not been reported as of this date. The Group has policies and procedures in place to track and monitor incidents of significance.

                                 EquiMed, Inc.

              Notes to Condensed Consolidated Financial Statements
                            (Unaudited) (continued)

6.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

Note 13 to the Oncology Group's combined financial statements included in EquiMed's 1995 annual financial statements provides a detailed description of certain litigation involving Dr. Colkitt, the Company's chairman and majority stockholder, and several related entities and the former holders of minority interests in certain of the Company's centers. The Company believes this litigation will ultimately be settled through Dr. Colkitt's purchase of the minority interests in these entities (collectively the "Joint Venture Entities"). Although mergers approved on August 30, 1995 effected the transfer of the minority interests in the Joint Ventures Entities to Dr. Colkitt, the purchase price to be paid for such interests has not yet been determined. At August 30, 1995, the carrying value of the minority interests of the Joint Venture Entities in the amount of $375,000 was reported as a capital contribution by Dr. Colkitt. At the date the purchase price is determined, the Company expects to record the difference between the carrying value of the minority interests in the Joint Venture Entities and the purchase price as a capital contribution.

Based on management's knowledge of the facts to date and consultation with its legal advisors, management believes the ultimate disposition of these matters will not have an adverse effect on the Company's financial position or the results of operations.

7.  RELATED PARTY TRANSACTIONS

The Company entered into a receivables purchase agreement on April 27, 1995. Under the terms of the agreement, receivables are transferred to Oncology Funding Corporation (a company that is wholly-owned by Dr. Colkitt) which then factors the receivables with an unrelated financing company, John Alden Asset Management Company ("Alden"). The factored receivables may be denied by Alden for various reasons including nonpayment by the payor. The transfer of receivables to Alden is recognized as a sale and the difference between the sales price (adjusted for the accrual of probable adjustments) and the net receivables is recognized as a gain or loss on the sale of receivables. Under the receivables purchase agreement, the balance of receivables transferred that remained uncollected at any date is limited to $6,000,000. Proceeds to the Company from receivables sold under this agreement were approximately $8,278,000 for the three months ended March 31, 1996. At March 31, 1996, the balance of receivables transferred that remain uncollected was approximately $3,364,000.

                                 EquiMed, Inc.

              Notes to Condensed Consolidated Financial Statements
                            (Unaudited) (continued)

7.  RELATED PARTY TRANSACTIONS

The Company has contracted with National Medical Financial Services ("NMFS"), a company in which Dr. Colkitt is the primary and controlling shareholder, to perform billing services for the Company. Effective January 1, 1995, the contract with NMFS was renegotiated and the fee for billing services was reduced to 3% of collected revenue. In addition, NMFS agreed to begin performing accounting services for the Company for a fee of 1% of collected revenues. As a result, a portion of the group's accounting personnel were transferred to a company controlled by Dr. Colkitt and a subcontractor of NMFS. During the three months ended March 31, 1995 and 1996, the Group expensed $635,000 and $585,000, respectively, for services provided by NMFS. The Group estimates that the cost to provide these services internally, prior to the contract with NMFS, was approximately 3% of net revenues.

The actual cost of accounting, technical and management services provided by OSC, as described in Note 1 of the Oncology Group's 1995 combined financial statements, of $1,258,000 and $1,062,000 for the three-month periods ended March 31, 1995 and 1996, respectively, are included in general and administrative expenses.

In addition, the Company has operating and capital leases which related parties as described in Note 8 to the Oncology Group's 1995 combined financial statements included elsewhere herein.

8.  SUBSEQUENT EVENTS

Effective April 1, 1996, the Company acquired the primary operating assets of two ophthalmology practices for $2,565,000, consisting of $1,315,000 in cash (including acquisition costs) and a note payable in the amount of $1,250,000. These business combinations will be accounted for as purchases.

On April 11, 1996, the Company consummated a merger with an ophthalmology practice, ambulatory surgery center and optical shop for approximately 708,000 shares of EquiMed common stock valued at approximately $9,150,000. The business combination will be accounted for by the pooling-of-interests method.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Results Of Operations

At March 31, 1996, the Company owned or controlled 31 oncology centers, 20 ophthalmology centers, eight ambulatory surgery centers ("ASCs") and managed five additional oncology centers and one ASC. At March 31, 1995, the Company owned or controlled 30 oncology centers and managed four additional oncology centers. The increase in centers owned or controlled was attributable to acquisitions during the three months ended March 31, 1996.

Net revenues for the three months ended March 31, 1996 increased to $20,732,000 from $15,014,000 for the same period in 1995. The increase in net revenues was entirely attributable to acquisitions.

Professional fees and expenses are incurred at center locations and consist of physician compensation and liability insurance. Physicians are primarily compensated on either the profitability of an individual center or a percentage of professional fees generated. Professional fees and expenses during the three month period ended March 31, 1996 increased to $5,287,000 from $4,147,000 for the same period in 1995, or an increase of 27.5%. These increased expenses resulted from acquisitions. As a percentage of net revenues, professional fees and expenses decreased to 25.5% in 1996 from 27.6% in 1995. This decrease was due to a change in the mix of compensation methods.

Treatment and support services consist of center-related, non-physician payroll costs, medical, treatment, and optical costs, marketing and other center-related costs. Treatment and support services during the three month period ended March 31, 1996 increased to $7,756,000 from $4,262,000 for the same period in 1995, or an increase of 82%. These increased expenses resulted from acquisitions. As a percentage of net revenues, treatment and support services increased to 37.4% in 1996 to 28.4% in 1995. This increase is primarily attributable to the increase in net revenues attributable to ophthalmology centers and related ASCs relative to those of oncology centers. Ophthalmology centers and ASCs have higher levels of costs associated with their operation, as compared to oncology centers.

General and administrative expenses consist of billing, accounting, development, legal and corporate administrative expense. General and administrative expenses during the three months ended March 31, 1996 increased to $2,501,000 from $1,643,000 for the same period in 1995, or an increase of 52%. As a percentage of net revenues, general and administrative expenses increased to 12.1 % in 1996 from 10.9% in 1995. These increased expenses resulted from (i) an increase in the number of centers in operation, (ii) an increase in development efforts and (iii) the continued establishment of an administrative base to support ongoing expansion.

Depreciation consists of depreciation of property and equipment. Amortization consists primarily of the amortization of excess costs of acquired businesses over fair value of the net indentifiable assets acquired in connection with acquisitions, service agreements and non-compete agreements. Depreciation and amortization increased to $1,280,000, or 6.2% of net revenues, for the three month period ended March 31, 1996 from $666,000 or 4.4%, for the same period in 1995, as a result of acquisitions.

Interest expense increased to $849,000, or 4.1% of net revenues, for the three month period ended March 31, 1996 from $498,000 or 3.3% of the net revenues for the same period in 1995, primarily as a result of increased borrowings in conjuction with acquisitions and borrowings under its factoring arrangement.

Minority interest primarily represents interest in individual cancer centers held by entities other than EquiMed. Such entities have included hospitals or other such health care providers which affiliate with the Company. Minority interest in the earnings of such centers decreased to $113,000, or 0.6% of net revenue for the three month period ended March 31, 1996 from $306,000, or 2% of net revenues for the same period in 1995. This decrease was primarily the result of the Company acquiring increased ownership in several such centers.

During the three month period ended March 31, 1996, the Company recorded income tax expense of $1,298,000 and a cumulative adjustment of $1,277,000 to establish deferred income taxes. Upon completion of the business combination between the Colkitt Oncology Group, Inc.("Oncology Group") and EquiVision, Inc. ("EquiVision") and subsequent merger with and into EquiMed, Inc. ("EquiMed" or the "Company"), certain of the entities which comprised the Oncology Group ceased to qualify as S Corporations and became subject to corporate income taxes. The change from S Corporation to C Corporation resulted in the Company recording the cumulative effect of deferred taxes due to this change in tax status. During the three month period ended March 31, 1995, the Company recorded income tax expense of $1,410,000.

Liquidity And Capital Resources

At March 31, 1996, the Company had cash and cash equivalents of $ 2,928,000. During the three month period ended March 31, 1996, the Company used cash in operating and investing activities of $1,252,000 and $1,600,000, respectively, and generated cash of $4,956,000 in financing activities.

Cash flows from operating activities during the three month period ended March 31, 1996 included significant adjustments for cash provided by depreciation and amortization of $1,281,000 and deferred income taxes of $1,277,000. Cash was used for the accumulation of accounts receivable and reductions in accounts payable, accrued salaries and professional expenses and income taxes payable of $1,464,000, $586,000, $516,000 and $1,051,000, respectively. The accumulation of accounts receivable during the period was attributable to a reduction in the level of accounts receivable sold under a factoring arrangement and to a lesser extent, the lag related to revenue collections associated with acquisitions.

Significant investing activities during the three month period ended March 31, 1996, included cash payments in connection with acquisitions of $1,530,000.

Significant financing activities during the three month period ended March 31, 1996, included $24,221,000 in proceeds from the sale of common stock, repayment of $24,139,000 in long-term debt and capital lease obligations and $8,425,000 in proceeds from an institutional lender.

On December 4, 1995, the Company received a committment letter from its existing lender (the "Commitment Letter"), which would increase its existing $20,000,000 credit agreement (the "Credit Agreement"). The Commitment Letter expired on its terms on February 29, 1996. After continuing to discuss the terms of an increase in the Credit Agreement, on May 14, 1996, the Company entered into an amendment to Credit Agreement which limits future borrowings under this facility to $15,000,000, and limits future acquitions during the remaining term of the Credit Agreement which matures November 30, 1996, to an aggregate of $50,000,000. Future borrowings under the Credit Agreement are limited to the funding of working capital and can not be used for acquisitions. The amendment permits the issuance of common stock and notes payable, as defined by certain restrictive covenants, to consummate future acquisitions. The Company is currently pursuing a new line of credit facility with other commercial lenders to replace the Credit Agreement prior to its maturity on November 30, 1996.

During 1995, the Company entered into a factoring arrangement with a major life insurance company to provide capital. While this facility can provide up to $6,000,000 in financing, under the terms of the revised Credit Agreement borrowing can not exceed $5,000,000.

The Company's principal sources of liquidity for working capital and current operations will be its Credit Agreement, as amended, its factoring arrangement and operating cash flows. The Company has been considering other capital alternatives to finance its acquisitions strategy. These alternatives include, among others, an underwritten public or private offering of debt securities. While the Company believes it will be able to secure adequate funds which, when combined with the issuance of common stock and promissory notes, will enable it to consummate its planned acquisitions, there can be no assurance that it will be able to do so.

                          PART II - OTHER INFORMATION

Item 1:  Legal Proceedings  (No response required)

Item 2:  Changes in Securities

          As described more fully under Item 4 below, on February 2, 1996, the Company completed two mergers, the second of which effected a reincorporation in Delaware and a 1-for-2 reverse stock split of the Company's common stock. Pursuant to these mergers, the Company's authorized common stock increased from 20,000,000 to 100,000,000 share and its outstanding common stock increased from 4,338,831 to 25,122,464 shares. The rights of holders of the Company's common stock were not materially modified, limited or qualified by the merger.

Item 3:  Defaults upon Senior Securities (No response required)

Item 4:  Submission of Matters to a Vote of Security Holders

         A special meeting of stockholders was held on February 2, 1996. At the special meeting, the following matters were voted upon by the Company's stockholders.

                 (1) Approval of the merger of Colkitt Oncology Group, Inc. ("COG") and EquiVision, Inc., the Company's predecessor ("EquiVision") pursuant to an Agreement and Plan of Merger (the "Merger Agreement") among COG, Dr. Douglas R. Colkitt, EquiVision and the Company pursuant to which COG would be merged with and into EquiVision and all shares of common stock of COG outstanding at February 2, 1996, would be converted into an aggregate 20,783,633 shares of EquiVision common stock (the"COG Merger").

                          For:             2,750,847
                          Against:             4,650
                          Abstain:            13,716

                 (2) Approval of the merger of EquiVision with and into the Company pursuant to the Merger Agreement, as a result of which each share of EquiVision common stock would be converted into one-half of one share of EquiMed common stock (the "Reincorporation Merger").

                          For:             2,733,544
                          Against:             4,550
                          Abstain:            49,120

Item 4:  Submission of Matters to a Vote of Security Holders (continued)

                 (3) Approval of an amendment to EquiVision's Articles of Incorporation increasing the authorized shares of common stock from 20,000,000 share to 100,000,000 shares for purposes of effecting the COG Merger.

                          For:             2,750,000
                          Against:             5,000
                          Abstain:            31,816

         All share results reflect the 1-for-2 reverse stock split effective upon consummation of the Reincorporation Merger.

Item 5:  Other Information  (no response required)

Item 6:  Exhibits and Reports on Form 8-K

          (a) Exhibits

                (11) Statement re:  computation of earnings per share

          (b) Reports on Form 8-K

                Form 8-K filed February 20, 1996.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             EQUIMED, INC.
                                -------------------------------------------
                                             (Registrant)

                                           /s/ Larry W. Pearson
                                -------------------------------------------
                                             Larry W. Pearson
                                    President and Chief Executive Officer

May 13, 1996                             /s/ William E. Pritts II
                                --------------------------------------------
                                             William E. Pritts II
                                            Chief Financial Officer

                                EQUIMED, INC.

                                  FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                EXHIBIT INDEX



Exhibit                                                                    Page
- - -------                                                                    ----
  11       Statement Regarding Computation of Earnings Per Share            19

  27       Financial Data Schedule (for SEC purposes only).
