Form 10-Q
period 1996-06-30
EQUIMED INC
filed 1996-08-16
CIK 892493

                       Securities and Exchange Commission
                              Washington, DC 20549


                                   FORM 10-Q


(Mark One)

[x] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
For the Quarterly Period Ended June 30, 1996
                               -------------

                                       or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
For the Transition Period From               to
                               --------------  ------------

Commission file number 0-27456
                       -------
                                 EQUIMED, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Delaware                                         25-1668112
- ----------------------------------------                     -------------------
      (State or other jurisdiction                            (I.R.S. Employer
           of incorporation)                                 Identification No.)

            3754 LaVista Rd.
            Tucker, Georgia                                       30084-5637
- ----------------------------------------                     -------------------
(Address of principal executive offices)                          (Zip Code)

                                 (404) 320-6211
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



                                      N/A
- --------------------------------------------------------------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. Common Stock, $.0001 par value per share, 28,589,717 shares outstanding as of August 15, 1996.

                                 EQUIMED, INC.
                                   FORM 10-Q
                      For the Quarter Ended June 30, 1996

                         PART 1 - FINANCIAL INFORMATION


                                                                    Page
                                                                    ----
         Item 1: Financial Statements (Unaudited)

                 Condensed Consolidated Balance Sheets at
                 December 31, 1995 and June 30, 1996                  2

                 Condensed Consolidated Income Statements
                 for the Three Months Ended
                 June 30, 1995 and 1996                               3

                 Condensed Consolidated Income Statements
                 for the Six Months Ended June 30, 1995 and
                 1996                                                 4

                 Condensed Consolidated Statement of
                 Stockholders' Equity for the Six Months
                 Ended June 30, 1996                                  5

                 Condensed Consolidated Statements of Cash
                 Flows for the Six Months Ended
                 June 30, 1995 and 1996                               6

                 Notes to Condensed Consolidated
                 Financial Statements                                 7

         Item 2:

                 Management's Discussion and Analysis of
                 Financial Condition and Results of Operations       14

                                 EquiMed, Inc.
                     Condensed Consolidated Balance Sheets
                                 (in thousands)


                                                                     DECEMBER 31,       JUNE 30,
                                                                         1995             1996
                                                                      --------------------------
                                                                                      (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                                           $    824          $  3,464
  Accounts receivable, net                                               4,988            15,927
  Receivable from affiliates                                                 -               569
  Prepaid expenses and other current assets                                547             2,506
  Deferred income taxes                                                    658               680
                                                                      --------------------------
Total current assets                                                     7,017            23,146
Property and equipment, net                                             11,337            19,220
Goodwill                                                                 1,589            37,674
Services agreements                                                          -            36,638
Non-compete agreements                                                     263             1,651
Patient records                                                              -             1,793
Other assets                                                               100             1,175
Deferred income taxes                                                      273               273
                                                                      --------------------------
                                                                      $ 20,579          $121,570
                                                                      ==========================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable to related parties                                    $    725          $      -
  Accounts payable                                                       1,377             1,713
  Payable to affiliates                                                    506
  Accrued salaries and professional fees                                 3,123             4,053
  Other accrued expenses                                                 1,997             4,710
  Income taxes payable                                                   7,236             5,675
  Current Portion of long-term debt                                      2,048            14,598
  Current portion of obligations under capital lease
  Related parties                                                          596               313
      Other                                                              1,596             1,076
                                                                      --------------------------
Total current liabilities                                               19,204            32,138

Long-term debt, net of current portion                                   3,188            10,994
Obligations under capital leases, net of current portion:
  Related parties                                                        4,518             1,588
  Other                                                                  2,643             1,526
Deferred income taxes                                                        -             2,210
Minority interests                                                       1,171             1,534

Stockholders' equity:
  Preferred stock, 1,000,000 authorized shares, none issued                  -                 -
  Common stock, $ .0001 par value, authorized 100,000,000 shares,
    issued and outstanding 20,783,633 in 1995 and 28,589,717 in 1996         2            82,178
  Additional paid-in capital                                             1,760             1,760
  Accumulated deficit                                                  (11,907)          (12,358)
                                                                      --------------------------
                                                                       (10,145)           71,580
                                                                      --------------------------
                                                                      $ 20,579          $121,570
                                                                      ==========================

See notes to condensed consolidated financial statements

                                 EquiMed, Inc.
                    Condensed Consolidated Income Statements
                                  (Unaudited)
                    (in thousands, except per share amounts)



                                                       THREE MONTHS ENDED
                                                            JUNE 30,
                                                       1995         1996
                                                     ---------------------
Net revenues                                         $15,188       $29,410

Costs and Expenses:
  Professional fees and expenses                       3,570         7,974
  Treatment and support services                       4,492        10,823
  General and administrative expenses                  1,966         3,374
  Depreciation and amortization                          710         1,551
  Amortization of EquiVision, Inc. acquisition             -           237
  Interest expense:
    Related parties                                      214            72
    Other                                                257           644
    Loss on sale of receivables                          137           152
  Other income, net                                     (42)          (143)
                                                     ---------------------
Total costs and expenses                              11,304        24,684

Income before minority interest,
  extraordinary item and income taxes                  3,884         4,726

Minority interest                                        279           168
                                                     ---------------------
Income before income taxes                             3,605         4,558

Provision for income taxes                               562         1,847
                                                     ---------------------
Net income                                           $ 3,043       $ 2,711
                                                     =====================
Supplemental unaudited pro forma information:
  Net income, as above                                 3,043
  Pro forma adjustment to income tax expense             986
                                                     -------
  Pro forma net income                               $ 2,057
                                                     =======
Net income per share                                               $  0.10
                                                            ==============
Pro forma net income per share (Note 1)              $  0.10
                                                     =======
Weighted average common shares and
   equivalents                                        20,784        28,408
                                                     =====================


See notes to condensed consolidated financial statements

                                 EquiMed, Inc.
                    Condensed Consolidated Income Statements
                                  (Unaudited)
                    (in thousands, except per share amounts)


                                                        SIX MONTHS ENDED
                                                            JUNE 30,
                                                       1995         1996
                                                     ---------------------
Net revenues                                         $30,202       $50,142

Costs and Expenses:
  Professional fees and expenses                       7,717        13,261
  Treatment and support services                       8,754        18,579
  General and administrative expenses                  3,609         5,875
  Depreciation and amortization                        1,376         2,672
  Amortization of EquiVision, Inc. acquisition             -           396
  Interest expense:
    Related parties                                      445           306
    Other                                                524         1,050
    Loss on sale of receivables                          137           361
  Other income, net                                     (76)          (280)
                                                     ---------------------
Total costs and expenses                              22,486        42,220

Income before minority interest,
  extraordinary item and income taxes                  7,716         7,922

Minority interest                                        585           281
                                                     ---------------------
Income before income taxes
  and extraordinary item                               7,131         7,641

Provision for income taxes:
  Income tax expense                                   1,111         3,145
  Cumulative adjustment to establish
    deferred income taxes for change in tax status         -         1,277
                                                     ---------------------
                                                       1,111         4,422
                                                     ---------------------
Income before extraordinary item                       6,020         3,219

Extraordinary charge from refinancing
  of debt, net of income taxes                             -          (127)
                                                     ---------------------
Net income                                           $ 6,020       $ 3,092
                                                     =====================
Supplemental unaudited pro forma information:
  Net income, as above                                 6,020
  Pro forma adjustment to income tax expense           1,847
                                                     -------
  Pro forma net income                               $ 4,173
                                                     =======
Net income per share before extraordinary item                     $  0.12
Extraordinary item                                                       -
                                                            --------------
Net income per share                                               $  0.12
                                                            ==============
Pro forma net income per share (Note 1)              $  0.20
                                                     =======
Weighted average common shares and
  equivalents                                         20,784        26,867
                                                     =====================


See notes to condensed consolidated financial statements

                                 EquiMed, Inc.

            Condensed Consolidated Statement of Stockholders' Equity

                         Six Months Ended June 30, 1996
                                  (Unaudited)
                      (in thousands, except share amounts)



                                      COMMON STOCK     ADDITIONAL                     TOTAL
                                  -------------------    PAID-IN   ACCUMULATED    STOCKHOLDERS'
                                   SHARES      AMOUNT    CAPITAL     DEFICIT          EQUITY
                                  -------      ------    -------     -------          ------
Balance, December 31, 1995,
  Note 1                          20,783,633  $     2    $1,760      $(11,907)        $(10,145)

Cumulative effect of
  pooling-of-interests, Note 1       402,685       17         -             -               17
                                  ------------------------------------------------------------

Balance, December 31, 1995
  As restated                     21,186,318       19     1,760       (11,907)         (10,128)

Cash and deemed distributions
  to Dr. Colkitt and affiliates            -        -         -        (3,543)          (3,543)

Acquisition of EquiVision, Inc.    4,338,831   45,581         -             -           45,581

Issuance of Common Stock
  in connection with public
  offering, net of issuance cost   2,000,000   24,200         -             -           24,200

Issuance of Common Stock
  in connection with acquisitions  1,061,393   12,356         -             -           12,356

Issuance of Common Stock               3,175       22         -             -               22

Net income                                 -        -         -         3,092            3,092
                                  ------------------------------------------------------------
Balance, June 30, 1996            28,589,717  $82,178    $1,760      $(12,358)        $ 71,580
                                  ============================================================


See notes to condensed consolidated financial statements

                                 EquiMed, Inc.

                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                                 (in thousands)



                                                                      SIX MONTHS ENDED
                                                                          JUNE 30,
                                                                     1995          1996
                                                                  ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                        $  6,020        $  3,092
Adjustments to reconcile net income to net
  cash provided (used) by operating activities:
    Depreciation and amortization                                    1,376           3,069
    Deferred income taxes                                             (124)          1,277
    Minority interest                                                  585             276
    Changes in operating assets and liabilities,
      net of acquired business:
        Accounts receivable                                          4,067          (3,848)
        Receivables from/payable to affiliates                       1,175          (2,082)
        Prepaid expenses and other current assets                      102             682
        Accounts payable                                              (363)         (1,428)
        Accrued salaries and professional fees                        (990)           (966)
        Other accrued expenses                                        (324)           (512)
        Income taxes payable                                         1,206          (1,561)
                                                                  ------------------------
Net cash provided (used) by operating activities                    12,730          (2,001)

CASH FLOWS FROM INVESTING ACTIVITIES

Payments for practices acquired, net of cash acquired                    -          (3,033)
Purchase of property and equipment                                    (262)           (988)
Decrease in other assets                                               (32)            (83)
                                                                  ------------------------
Net cash used by investing activities                                 (294)         (4,104)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from long-term borrowings                                       -          13,361
Repayment of long-term debt                                           (313)        (20,051)
Proceeds from issuance of common  stock                                  -          24,222
Repayment of obligations under capital leases:
  Related parties                                                     (274)         (3,213)
  Other                                                               (653)         (2,006)
Capital contributions by primary owner                                 230               -
Distributions:
  Primary owner                                                     (9,214)         (3,543)
  Minority owners                                                     (320)            (25)
                                                                  ------------------------
Net cash provided (used) by financial activities                   (10,544)          8,745
                                                                  ------------------------

Net increase in cash                                                 1,892           2,640
Cash at beginning of period                                          2,565             824
                                                                  ------------------------
Cash at end of period                                             $  4,457        $  3,464
                                                                  ========================


See notes to condensed consolidated financial statements

                                 EquiMed, Inc.

              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

                                 June 30, 1996

1.  BUSINESS, ORGANIZATION AND BASIS OF PRESENTATION

On February 2, 1996, Colkitt Oncology Group, Inc. (the "Oncology Group") merged with and into EquiVision, Inc. ("EquiVision") and, immediately thereafter, EquiVision effected an immediate reincorporation in Delaware and a 1-for-2 reverse stock split through a merger (the "Reincorporation Merger") with and into EquiMed, Inc. ("EquiMed" or the "Company") a newly-formed Delaware subsidiary of EquiVision, formed for the purpose of effecting the Reincorporation Merger and reverse stock split. The merger between the Oncology Group and EquiVision and the Reincorporation Merger are referred to collectively herein as the "Merger". The Oncology Group was formed prior to consummation of the Merger to acquire all of the stock or assets of various corporations, partnerships and joint ventures which owned or controlled 30 radiation oncology centers. All share and per share amounts in this report reflect the 1-for-2 reverse stock split that was effected upon consummation of the Reincorporation Merger.

The stockholders of the Oncology Group received 20,783,633 shares of the common stock of EquiVision as consideration for the Merger. The business combination was accounted for as a reverse purchase. As a result, the Oncology Group is considered the acquirer.

The purchase price of EquiVision was $45,600,000 and has been allocated to the assets purchased and the liabilities assumed based upon fair market value at the date of acquisition. The excess of purchase price over the fair market value of the net assets was $38,000,000 and has been recorded as goodwill.

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

1.  BUSINESS, ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

In order to effect the Merger and in connection therewith, the stockholders' approved an increase of the shares of common stock of the Company from 20,000,000 shares to 100,000,000 shares.

On March 18, 1996, the Company acquired Wallace Eye Surgery, Ltd. and The Laser & Surgery Center, Inc. ("Wallace") for approximately 403,000 shares of the Company's common stock valued at approximately $5,000,000. The business combination has been accounted for by the pooling of interests method. Because this acquisition was not material, the Company's financial statements, share and per share amounts have not been restated to include the accounts and operations for all periods prior to January 1, 1996.

A reconciliation of consolidated net revenues and net income to amounts applicable to the separate pooled companies prior to the dates of combination is (in thousands):



                                THREE MONTHS     SIX MONTHS
                                   ENDED           ENDED
                               JUNE 30, 1996   JUNE 30, 1996
                               -----------------------------
                Net revenues:
                  EquiMed         $29,410         $49,862
                  Wallace               -             280
                               -----------------------------
                                  $29,410         $50,142
                               =============================
                Net Income:
                  EquiMed         $ 2,711         $ 3,092
                  Wallace               -               -
                               -----------------------------
                                  $ 2,711         $ 3,092
                               =============================

Professional fees and expenses for Wallace have been adjusted to reflect net income of zero for the periods indicated prior to the dates of acquisition.

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Historical net income per share amounts for 1995 have not been presented because they are not meaningful. Net income for the three and six month periods ending June 30, 1995 do not include pro forma adjustments to income tax expense of $986,000 and $1,847,000, respectively. The weighted average number of shares used to calculate the 1995 pro forma net income per share amounts represent the number of shares of EquiVision common stock that the Oncology Group received as part of the Merger.

2.  OTHER BUSINESS ACQUISITIONS

On March 1, 1996, the Company acquired the primary operating assets of three medical practices for $4,601,000, consisting of $3,027,000 in cash (including acquisition costs), notes payable in the amount of $1,250,000 and $324,000 in common stock. Effective April 1, 1996, the Company acquired the primary operating assets of three medical practices for the aggregate consideration of $12,352,000, consisting of $1,503,000 in cash (including acquisition costs), $9,115,000 in common stock, a note payable issued and debt assumed in the amount of $1,475,000 and assumption of liabilities of $259,000. Effective June 1, 1996, the Company acquired the primary operating assets of a medical practice for $2,976,000, consisting of $2,917,000 in common stock and assumption of liabilities of $59,000. All of the above mentioned acquisitions have been accounted for as purchases.

                                 EquiMed, Inc.

              Notes to Condensed Consolidated Financial Statements
                            (Unaudited) (continued)

2.  OTHER BUSINESS ACQUISITIONS (CONTINUED)


A summary of assets acquired in the business combinations accounted for as purchases, during the six months ended June 30, 1996 is (in thousands):


              Cash and cash equivalents                 $ 1,631
              Accounts recievable                         6,902
              Prepaid expense and other current assets    2,663
              Property & Equipment                        8,257
              Goodwill                                   38,075
              Services agreements                        35,276
              Non-compete agreements                      1,935
              Patient records                             1,884
              Other                                         742
                                                        -------
                                                        $97,365
                                                        =======


The pro forma unaudited results of operations for the three and six month periods ended June 30, 1995 and 1996, assuming consummation of the EquiVision purchase described in Note 1, as of January 1, 1995, are (in thousands, except share amounts):




                                                THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                     JUNE 30,                          JUNE 30,
                                                 1995        1996                   1995      1996
                                               --------------------               ------------------
Net revenues                                   $25,372     $29,410                $49,062    $53,645
Income before extraordinary item                 2,201       2,711                  4,359      2,998
Net income                                       2,201       2,711                  4,193      2,871
Net income per share before
  extraordinary item                               .09         .10                    .18        .11
Net income per share                               .09         .10                    .17        .10


                                 EquiMed, Inc.

              Notes to Condensed Consolidated Financial Statements
                            (Unaudited) (continued)

3. AMENDMENT OF REVOLVING CREDIT AGREEMENT

On May 14, 1996, the Company entered into an amendment of its $20,000,000 Revolving Credit Agreement ("Credit Agreement") with a bank. The amendment limits future borrowings under the Credit Agreement to $15,000,000 and limits future acquisitions during the remaining term of the Credit Agreement which matures November 30, 1996, to an aggregate of $50,000,000. Future borrowings under the Credit Agreement are limited to the funding of ongoing working capital and can not be used for acquisitions. The amendment permits the issuance of common stock and notes payable, as defined by certain restrictive covenants, to consummate future acquisitions.

Borrowings under the Credit Agreement at June 30, 1996 were approximately $13,279,000 and have been classified by the Company in the current portion of long-term debt.

4.  PUBLIC OFFERING OF COMMON STOCK

On February 14, 1996, the Company consummated the sale of 2,000,000 shares of common stock in connection with a public offering at $14 per share. Net proceeds from the offering were approximately $24,200,000.

5.  COMMITMENTS AND CONTINGENCIES

The Company is insured with respect to medical malpractice risks on a claims-made basis. Should these claims-made policies not be renewed or replaced with equivalent insurance, claims based on occurrences during the term of the respective policies, but asserted subsequently, would be uninsured.

At June 30, 1996, the Company has several malpractice claims outstanding which have arisen in the normal course of business. In addition, it is possible that certain incidents may have occurred which have not been reported as of this date. The Company has policies and procedures in place to track and monitor incidents of significance.

                                 EquiMed, Inc.

              Notes to Condensed Consolidated Financial Statements
                            (Unaudited) (continued)

5.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

Note 13 to the Oncology Group's combined financial statements included in EquiMed's 1995 annual financial statements provides a detailed description of certain litigation involving Dr. Colkitt, the Company's chairman and majority stockholder, and several related entities and the former holders of minority interests in certain of the Company's centers. The Company believes this litigation will ultimately be settled through Dr. Colkitt's purchase of the minority interests in these entities (collectively the "Joint Venture Entities"). Although mergers approved on August 30, 1995 effected the transfer of the minority interests in the Joint Venture Entities to Dr. Colkitt, the purchase price to be paid for such interests has not yet been determined. At August 30, 1995, the carrying value of the minority interests of the Joint Venture Entities in the amount of $375,000 was reported as a capital contribution by Dr. Colkitt. At the date the purchase price is determined, the Company expects to record the difference between the carrying value of the minority interests in the Joint Venture Entities and the purchase price as a capital contribution.

Based on management's knowledge of the facts to date and consultation with its legal advisors, management believes the ultimate disposition of these matters will not have an adverse effect on the Company's financial position or the results of its operations.

6.  RELATED PARTY TRANSACTIONS

The Company entered into a receivables purchase agreement on April 27, 1995. Under the terms of the agreement, receivables are transferred to Oncology Funding Corporation (a company that is wholly-owned by Dr. Colkitt) which then factors the receivables with an unrelated financing company, John Alden Asset Management Company ("Alden"). The factored receivables may be denied by Alden for various reasons including nonpayment by the payor. The transfer of receivables to Alden is recognized as a sale and the difference between the sales price (adjusted for the accrual of probable adjustments) and the net receivables is recognized as a gain or loss on the sale of receivables. Under the receivables purchase agreement, the balance of receivables transferred that remained uncollected at any date is limited to $6,000,000. Proceeds to the Company from receivables sold under this agreement were approximately $8,251,000 and $16,529,000 for the three and six month periods ended June 30, 1996, respectively. At June 30, 1996, the balance of receivables transferred that remain uncollected was approximately $4,161,000.

                                 EquiMed, Inc.

              Notes to Condensed Consolidated Financial Statements
                            (Unaudited) (continued)

6.  RELATED PARTY TRANSACTIONS (CONTINUED)

The Company has contracted with National Medical Financial Services Corporation
 ("NMFS"), a public company in which Dr. Colkitt is the Chairman and controlling shareholder, to perform billing services for the Company. Effective January 1, 1995, the contract with NMFS was renegotiated and the fee for billing services was reduced to 3% of collected revenue. In addition, NMFS agreed to begin performing accounting services for the Company for a fee of 1% of collected revenues. As a result, a portion of the group's accounting personnel were transferred to a company controlled by Dr. Colkitt and a subcontractor of NMFS. During the three months ended June 30, 1995 and 1996, the Company expensed $643,000 and $595,000, respectively, for services provided by NMFS. During the six month periods ended June 30, 1995 and 1996, the Company expensed $1,278,000 and $1,180,000, respectively, for services provided by NMFS. The Company estimates that the cost to provide these services internally, prior to the contract with NMFS, was approximately 3% of net revenues.

Effective June 1, 1996, two wholly owned subsidiaries of the Company have contracted to perform accounting, billing, collections, human resources and related services to Anesthesia Solutions, Inc., a company in which Dr. Colkitt is the primary and controlling shareholder. During the three and six month periods ended June 30, 1996, the Company recognized $396,000 in revenue net of expenses for these services.

In addition, the Company has operating and capital leases with related parties as described in Note 8 to the Oncology Group's 1995 combined financial statements included in EquiMed's Annual Report on Form 10-K for the year ended December 31, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Results Of Operations

At June 30, 1996, the Company owned or operated 35 oncology centers, 21 ophthalmology centers, ten ambulatory surgery centers ("ASCs"). At June 30, 1995, the Company owned or operated 30 oncology centers and managed four additional oncology centers. The increase in centers owned or controlled was attributable to acquisitions during the six months ended June 30, 1996.

Net revenues for the three and six month periods ended June 30, 1996 increased $14,222,000 and $19,940,000, respectively, when compared to the same periods in 1995. The increased net revenues were entirely attributable to acquisitions.

Professional fees and expenses are incurred at center locations and consist of physician compensation and liability insurance. Physicians are primarily compensated on either the profitability of an individual center or a percentage of professional fees generated. Professional fees and expenses during the three month period ended June 30, 1996 increased to $7,974,000 from $3,570,000 for the same period in 1995, or an increase of 123.3%. Professional fees and expenses during the six month period ended June 30, 1996 increased to $13,261,000 from $7,717,000 for the same period in 1995, or an increase of 71.8%. These increased expenses resulted from acquisitions. As a percentage of net revenues, professional fees and expenses increased during the three month period ended June 30, 1996 to 27.1% from 23.5% in 1995 and to 26.4% during the six month period from 25.6% in 1995. These increases were due to a change in the mix of compensation methods.

Treatment and support services consist of center-related, non-physician payroll costs, medical, treatment, and optical costs, marketing and other center-related costs. Treatment and support services during the three month period ended June 30, 1996 increased to $10,823,000 from $4,492,000 for the same period in 1995, or an increase of 140.9%. Treatment and support services during the six month period ended June 30, 1996 increased to $18,579,000 from $8,754,000 for the same period in 1995, or an increase of 112.2% These increased expenses resulted from acquisitions. As a percentage of net revenues, treatment and support services increased during the three month period ended June 30, 1996 to 36.8% from 29.6% in 1995 and to 37.1% during the six month period from 29.0% in 1995. These increases were primarily attributable to the increase in net revenues attributable to ophthalmology centers and related ASCs relative to those of oncology centers. Ophthalmology centers and ASCs have higher levels of costs associated with their operation, as compared to oncology centers.

General and administrative expenses consist of billing, accounting, development, legal and corporate administrative expenses. General and administrative expenses during the three months ended June 30, 1996 increased to $3,374,000 from $1,966,000 for the same period in 1995, or an increase of 71.6%. General and administrtive expenses during the six month period ended June 30, 1996 increased to $5,875,000 from $3,609,000 for the same period in 1995, or an increase of 62.8%. As a percentage of net revenues, general and administrative expenses decreased during the three month period ending June 30, 1996 to 11.5% from 12.9% in 1995, and to 11.7% during the six month period from 11.9% in 1995. These increased expenses resulted from (i) an increase in the number of centers in operation, (ii) an increase in development efforts and (iii) the continued establishment of an administrative base to support ongoing expansion.

Depreciation consists of depreciation of property and equipment. Amortization consists primarily of the amortization of excess costs of acquired businesses over fair value of the net indentifiable assets acquired in connection with acquisitions, service agreements and non-compete agreements. Depreciation and amortization increased to $1,788,000, or 6.1% of net revenues, for the three month period ended June 30, 1996 from $710,000 or 4.7%, for the same period in 1995. Depreciation and amortization increased to $3,068,000 or 6.1% of net revenues, for the six month period ended June 30, 1996 from $1,376,000 or 4.6%, for the same period in 1995. These increases were primarily a result of acquisitions.

Interest expense increased to $868,000, or 3.0% of net revenues, for the three month period ended June 30, 1996 from $608,000 or 4.0% of the net revenues for the same period in 1995. Interest expense increased to $1,717,000, or 3.4% of net revenues, for the six month period ended June 30, 1996 from $1,106,000, or 3.7% of net revenues, for the same period in 1995. These increases were primarily the result of increased borrowings in conjuction with acquisitions and borrowings under the Company's factoring arrangement.

Minority interest primarily represents ownership in individual cancer centers held by entities other than EquiMed. Such entities have included hospitals or other such health care providers which affiliate with the Company. Minority interest in the earnings of such centers decreased to $168,000, or 0.6% of net revenues for the three month period ended June 30, 1996 from $279,000, or 1.8% of net revenues for the same period in 1995. Minority interest decreased to $281,000, or 6% of net revenues, for the six month period ended June 30, 1996 from $585,000 or 1.9% of net revenues for the same period in 1995. These decreases were primarily the result of the Company acquiring increased ownership in several such centers.

During the three and six month periods ended June 30, 1996, income tax expense was $1,847,000 and $3,145,000, respectively. During the six month period ended June 30, 1996, the Company recorded a cumulative adjustment of $1,277,000 to establish deferred income taxes. Upon completion of the business combination between the Oncology Group and EquiVision and subsequent merger with and into EquiMed, certain of the entities which comprised the Oncology Group ceased to qualify as S Corporations and became subject to corporate income taxes. The change from S Corporation to C Corporation resulted in the Company recording the cumulative effect of deferred taxes due to this change in tax status. During the three and six month periods ended June 30, 1995, the Company recorded income tax expense of $562,000 and $1,111,000, respectively.

Liquidity And Capital Resources

At June 30, 1996, the Company had cash and cash equivalents of $3,464,000. During the six month period ended June 30, 1996, the Company used cash in operating and investing activities of $2,001,000 and $4,104,000, respectively, and generated cash of $8,745,000 in financing activities.

Cash flows from operating activities during the six month period ended June 30, 1996 included significant adjustments for cash provided by depreciation and amortization of $3,069,000 and deferred income taxes of $1,277,000. Cash was used for the accumulation of accounts receivable and reductions in payables to affiliates, accounts payable and professional expenses and income taxes payable of $3,848,000, $2,082,000, $1,428,000 and $1,561,000, respectively. The accumulation of accounts receivable during the period was attributable to the lag related to revenue collections associated with acquisitions.

Significant investing activities during the six month period ended June 30, 1996 included cash payments in connection with acquisitions of $3,033,000.

Significant financing activities during the six month period ended June 30, 1996, included $24,222,000 in proceeds from the sale of common stock, repayment of $25,270,000 in long-term debt and capital lease obligations and $13,361,000 in proceeds from an institutional lender.

On December 4, 1995, the Company received a committment letter from its existing lender (the "Commitment Letter"), which would increase its existing $20,000,000 credit agreement (the "Credit Agreement"). The Commitment Letter expired by its terms on February 29, 1996. After continuing to discuss the terms of an increase in the Credit Agreement, on May 14, 1996, the Company entered into an amendment to Credit Agreement which limits future borrowings under this facility to $15,000,000, and limits future acquisitions during the remaining term of the Credit Agreement which matures on November 30, 1996, to an aggregate of $50,000,000. Future borrowings under the Credit Agreement are limited to the funding of working capital and may not be used for acquisitions. The amendment permits the issuance of common stock and notes payable, as defined by certain restrictive covenants, to consummate future acquisitions. The Company is currently pursuing a new credit facility with other commercial lenders to replace the Credit Agreement prior to its expiration on November 30, 1996.

During 1995, the Company entered into a factoring arrangement with a major life insurance company to provide capital. While this facility can provide up to $6,000,000 in financing, under the terms of the revised Credit Agreement borrowing may not exceed $5,000,000.

The Company's principal sources of liquidity for working capital and current operations will be its Credit Agreement, as amended, its factoring arrangement and operating cash flows. The Company has been considering other capital alternatives to finance its acquisition strategy. These alternatives include, among others, an underwritten public or private offering of debt securities. While the Company believes it will be able to secure adequate funds which, when combined with the issuance of common stock and promissory notes, will enable it to consummate its planned acquisitions, there can be no assurance that it will be able to do so.

                          PART II - OTHER INFORMATION


Item 1:  Legal Proceedings

         The Company's Chairman and principal stockholder and certain related entities (collectively, the "Entities") are parties to litigation brought in September 1989 in the Court of Common Pleas of Allegheny County, Pennsylvania, by Union National Bank (the "Bank") against the Entities and the former holders of the minority interests (the "Minority Holders") in the non-professional component of several radiation oncology centers, eight of which became part of the Oncology Group and were acquired by the Company pursuant to the Merger (the "Centers"). This litigation is based upon alleged defaults on three lines of credit totaling approximately $8,000,000. While the Company is not a party to this litigation, such litigation relates to disputes between the Minority Holders and the Entities with respect to the Centers. The Bank alleges that the Entities and the Minority Holders are jointly and severally liable under the lines of credit. On March 27, 1996, a jury verdict was returned finding that, with respect to a $1,000,000 line of credit, one of the Entities, Oncology Services, Inc.("OSI"), was neither jointly or severally liable. With respect to a $5,000,000 line of credit, the jury determined that OSI was jointly and severally liable with an entity controlled by the Minority Holders. No judgment has been entered on either finding pending the resolution of certain issues and no such judgment is expected until the end of 1996. In addition, on June 26, 1996, a forebearance agreement was entered into by and among the successor to the Bank and one of the Minority Holders and its shareholders providing that the Bank would forebear from executing against the assets of OSI in consideration of the agreement of one of the Minority Holders and its shareholders to pay directly to the Bank any proceeds of the Delaware appraisal action involving the Company, the Entities and the Minority Holders, to the extent of the lines of credit. Based upon this forebearance agreement, on July 5, 1996, the court entered an order staying all of the parties from further execution. Because EquiMed is not a party to this litigation, the Company believes that no judgment may be directly entered against the individual centers, or their successor entities.


Item 2:  Changes in Securities (No response required)

Item 3:  Defaults upon Senior Securities (No response required)

Item 4:  Submission of Matters to a Vote of Security Holders

         The Company's Annual Meeting of Stockholders was held on June 17, 1996. At such meeting the following matters were voted upon by the stockholders.

            (1) Election of three persons to the Company's Board of Directors as Class I Directors to serve until the 1998 Annual Meeting of Stockholders and until their successors are elected and have been qualified.


                                Larry W. Pearson
                                ----------------
                            22,723,052  Affirmative
                               144,703  Withheld

                                Brian C. Smith
                                --------------
                            22,677,380  Affirmative
                               190,375  Withheld

                                Jerome Derdel
                                -------------
                            17,655,605  Affirmative
                             5,212,150  Withheld

                               Richard C. Holdren
                               ------------------
                             5,019,900  Affirmative
                            17,847,855  Withheld


         Messrs. Pearson, Smith and Derdel were elected as Class I Directors

            (2) Approval of an amendment of the Company's Stock Option Plan to
         (a) increase the number of shares authorized for grant and (b) provide for the automatic grant of stock options to non-employee directors.


                              For:            21,918,307
                              Against:           524,005
                              Abstain:            18,143
                              Broker non-votes:  404,300


Item 5:  Other Information (no response required)

Item 6:  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              (11)  Statements re: computation of earnings per share

              (27)  Financial Data Schedule (for SEC use only)

         (b)  Reports on Form 8-K

              Form 8-K filed April 2, 1996.

              Form 8-K filed April 18, 1996.

              Form 8-K/A filed June 3, 1996.

              Form 8-K/A filed June 17, 1996.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                       EQUIMED, INC.
                                           -------------------------------------
                                                       (Registrant)

                                                   /s/ Larry W. Pearson
                                           -------------------------------------
                                                     Larry W.  Pearson
                                           President and Chief Executive Officer

August 15, 1996                                  /s/ William E. Pritts II
                                           -------------------------------------
                                                   William E. Pritts II
                                                  Chief Financial Officer

                                 EQUIMED, INC.

                                   FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996


                                 EXHIBIT INDEX



      Exhibit                                                         Page

      11       Statement Regarding Computation of Earnings Per Share   23

      27       Financial Data Schedule (for SEC use only)              24