Form 10-Q/A
period 1996-06-30
EQUIMED INC
filed 1996-09-24
CIK 892493

                       Securities and Exchange Commission
                              Washington, DC 20549


                                   FORM 10-Q/A



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

                          PART II - OTHER INFORMATION


Item 1:  Legal Proceedings


         Oncology Services, Inc. ("OSI"), an entity which, between 1986 and 1989, developed and managed eight of the Company's current radiation oncology centers, is a party to litigation brought in September 1989 in the Court of Common Pleas of Allegheny County, Pennsylvania, by Union National Bank (the "Bank") against OSI and the former holders of the minority interests (the "Minority Holders") in the non-professional component of these eight radiation oncology centers (the "Centers"). This litigation is based upon alleged defaults on three lines of credit totaling approximately $8,000,000. The Company is not a party to this litigation. The Bank alleged that OSI and the Minority Holders are jointly and severally liable under the lines of credit.

         On March 27, 1996, a jury verdict was returned finding that, with respect to a $1,000,000 line of credit, OSI was neither jointly nor severally liable. With respect to a $5,000,000 line of credit, the jury determined that OSI was jointly and severally liable with an entity controlled by the Minority Holders. No judgment has been entered on either finding pending the resolution of certain issues and no such judgment is expected until the end of 1996. In addition, on June 26, 1996, a forebearance agreement was entered into by and among the successor to the Bank and one of the Minority Holders and its shareholders providing that the Bank would forebear from executing against the assets of OSI in consideration of the agreement of one of the Minority Holders and its shareholders to pay directly to the Bank any proceeds of the Delaware appraisal action involving the Company, OSI and the Minority Holders, to the extent of the lines of credit. Based upon this forebearance agreement, on July 5, 1996, the court entered an order staying all of the parties from further execution. Because the Company is not a party to this litigation, it does not believe that any judgment may be directly entered against the individual radiation oncology centers, or their successor entities.

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


                                                       EQUIMED, INC.
                                           -------------------------------------
                                                       (Registrant)

                                                   /s/ Larry W. Pearson
                                           -------------------------------------
                                                     Larry W.  Pearson
                                           President and Chief Executive Officer


September 24, 1996                               /s/ William E. Pritts II
                                           -------------------------------------
                                                   William E. Pritts II
                                                  Chief Financial Officer