Form 10-Q
period 1996-09-30
EQUIMED INC
filed 1996-11-20
CIK 892493

                       Securities and Exchange Commission
                             Washington, DC  20549


                                   Form 10-Q


(Mark One)

[x] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 1996
                               ------------------


                                       or

[_] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From ______________to____________

Commission file number 0-27456
                       -------
                                 EQUIMED, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                      25-1668112
----------------------------------------            ----------------------
    (State or other jurisdiction                       (I.R.S. Employer
         of incorporation)                            Identification No.)

         3754 LaVista Rd.
         Tucker, Georgia                                 30084 - 5637
----------------------------------------            ----------------------
(Address of principal executive offices)                  (Zip Code)


                                (404) 320-6211
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)



                                      N/A
--------------------------------------------------------------------------------
         (Former name or former address, if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ----     ----



Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. Common Stock, $.0001 par value per share, 28,603,829 shares outstanding as of November 19, 1996.

                                 EQUIMED, INC.
                                   FORM 10-Q
                    For the Quarter Ended September 30, 1996

                         PART 1 - FINANCIAL INFORMATION


                                                                  Page
                                                                  ----

       Item 1: Financial Statements (Unaudited)

               Condensed Consolidated Balance Sheets at
               December 31, 1995 and September 30, 1996             2

               Condensed Consolidated
               Income Statements
               for the Three Months Ended
               September 30, 1995 and 1996                          3

               Condensed Consolidated Income Statements
               for the Nine Months Ended September 30, 1995
               and 1996                                             4

               Condensed Consolidated Statement of
               Stockholders' Equity for the Nine Months
               Ended September 30, 1996                             5

               Condensed Consolidated Statements of Cash
               Flows for the Nine Months Ended
               September 30, 1995 and 1996                          6

               Notes to Condensed Consolidated
               Financial Statements                                 7

       Item 2:

               Management's Discussion and Analysis of
               Financial Condition and Results of Operations       14

                                 EquiMed, Inc.
                     Condensed Consolidated Balance Sheets
                                 (in thousands)

                                                                             December 31,     September 30
                                                                               1995               1996
                                                                     --------------------------------------
                                                                                              (Unaudited)
Assets
Current assets:
  Cash and cash equivalents                                             $        824           $      5,280
  Accounts receivable, net                                                     4,988                 15,688
  Receivable from affiliates                                                       -                  1,366
  Inventories                                                                      -                    939
  Prepaid expenses and other current assets                                      658                  3,473
  Deferred income taxes                                                          547                    680
                                                                     --------------------------------------
Total current assets                                                           7,017                 27,426
Property and equipment, net                                                   11,337                 20,119
Goodwill                                                                       1,589                 13,026
Services agreements                                                                -                 36,374
Non-compete agreements                                                           263                  1,698
Patient records                                                                    -                  1,705
Other assets                                                                     100                    859
Deferred income taxes                                                            273                    273
                                                                     --------------------------------------
                                                                        $     20,579           $    101,480
                                                                     ======================================
Liabilities and stockholders' equity
Current liabilities:
  Notes payable to related parties                                      $        725           $          -
  Accounts payable                                                             1,377                  1,832
  Payable to affiliates                                                          506                      -
  Accrued salaries and professional fees                                       3,123                  3,463
  Other accrued expenses                                                       1,997                  4,077
  Income taxes payable                                                         7,236                  6,112
Current portion of long-term debt                                              2,048                 16,567
Current portion of obligations under capital leases:
  Related parties                                                                596                    313
  Other                                                                        1,596                  1,014
                                                                     --------------------------------------
Total current liabilities                                                     19,204                 33,378
Long-term debt, net of current portion                                         3,188                 10,711
Obligations under capital leases, net of current portion:
  Related parties                                                              4,518                  1,459
  Other                                                                        2,643                  2,145
Deferred income taxes                                                              -                  2,405
Minority interests                                                             1,171                  1,470

Stockholders' equity:
  Preferred stock, 1,000,000 authorized shares, none issued                        -                      -
  Common stock, $.0001 par value, authorized 100,000,000 shares,
    issued and outstanding 20,783,633 in 1995 and 28,591,474  in 1996              2                 82,183
  Additional paid-in capital                                                   1,760                  1,760
  Accumulated deficit                                                        (11,907)               (34,031)
                                                                     --------------------------------------
                                                                             (10,145)                49,912
                                                                     --------------------------------------
                                                                        $     20,579           $    101,480
                                                                     ======================================

See notes to condensed consolidated financial statements

                                 EquiMed, Inc.
                    Condensed Consolidated Income Statements
                                  (Unaudited)
                    (in thousands, except per share amounts)

                                                    Three months ended
                                                       September 30,
                                                   1995          1996
                                                -----------------------------

Net revenues                                       $  13,963      $   29,046

Costs and expenses:
  Professional fees and expenses                       3,073           7,933
  Treatment and support services                       3,975          11,143
  General and administrative expenses                  2,057           3,367
  Depreciation and amortization                          684           1,465
  Amortization of EquiVision, Inc. acquisition             -             237
  Interest expense:
   Related parties                                       201              70
   Other                                                 184             693
   Loss on sale of receivables                           124             152
  Other income, net                                       14            (127)
  Write-down of goodwill (Note 4)                          -          24,200
                                                -----------------------------
Total costs and expenses                              10,312          49,133

Income (loss) before minority interest,
  extraordinary item and income taxes                  3,651         (20,087)

Minority interest                                         56             288
                                                -----------------------------

Income (loss) before income taxes                      3,595         (20,375)

Provision for income taxes                               964           1,298
                                                -----------------------------
Net income (loss)                                  $   2,631      $  (21,673)
                                                =============================

Supplemental unaudited pro forma information:
  Net income, as above                                 2,631
  Pro forma adjustment to income tax expense             800
                                                ------------
  Pro forma net income                               $ 1,831
                                                ============


Net loss per share                                                    $(0.76)
                                                             ===============

Pro forma net income per share (Note 1)                $0.09
                                                ============

Weighted average common shares and
   equivalents                                        20,784          28,604
                                                ============================


See notes to condensed consolidated financial statements

                                 EquiMed, Inc.
                    Condensed Consolidated Income Statements
                                  (Unaudited)
                    (in thousands, except per share amounts)

                                                                  Nine months ended
                                                                    September 30,
                                                                1995             1996
                                                        ------------------------------------

Net revenues                                                    $   44,165        $   79,188

Costs and expenses:
  Professional fees and expenses                                    10,790            21,194
  Treatment and support services                                    12,729            29,722
  General and administrative expenses                                5,666             9,242
  Depreciation and amortization                                      2,060             4,137
  Amortization of EquiVision, Inc. acquisition                           -               633
  Interest expense:
    Related parties                                                    646               376
    Other                                                              708             1,743
    Loss on sale of receivables                                        261               513
  Other income, net                                                    (62)             (407)
  Write-down of goodwill (Note 4)                                        -            24,200
                                                        ------------------------------------
Total costs and expenses                                            32,798            91,353

Income (loss) before minority interest,
  extraordinary item and income taxes                               11,367           (12,165)

Minority interest                                                      641               569
                                                        ------------------------------------
Income before income taxes
    and extraordinary item                                          10,726           (12,734)

Provision for income taxes:
  Income tax expense                                                 2,075             4,443
  Cumulative adjustment to establish
    deferred income taxes for change in tax status                       -             1,277
                                                        ------------------------------------
                                                                     2,075             5,720
                                                        ------------------------------------
Income (loss) before extraordinary item                            $ 8,651           (18,454)

Extraordinary charge from refinancing
    of debt, net of income taxes                                         -              (127)
                                                        ------------------------------------
Net income (loss)                                                  $ 8,651          $(18,581)
                                                        ====================================

Supplemental unaudited pro forma information:
 Net income, as above                                                8,651
 Pro forma adjustment to income tax expense                          2,647
                                                        ------------------
 Pro forma net income                                              $ 6,004
                                                        ==================

Net loss per share before extraordinary item                                          $(0.68)
Extraordinary item                                                                         -
                                                                              --------------
Net loss per share                                                                    $(0.68)
                                                                              ==============

Pro forma net income per share (Note 1)                              $0.29
                                                        ==================

Weighted average common shares and
    equivalents                                                     20,784            27,446
                                                        ====================================

See notes to condensed consolidated financial statements

                                 EquiMed, Inc.

            Condensed Consolidated Statement of Stockholders' Equity

                      Nine Months Ended September 30, 1996
                                  (Unaudited)
                      (in thousands, except share amounts)


                                                Common Stock           Additional                            Total
                                        ---------------------------     Paid-in        Accumulated        Stockholders'
                                            Shares        Amount        Capital          Deficit             Equity
                                            ------        ------        -------          -------             ------

Balance, December 31, 1995,
  Note 1                                  20,783,633      $     2          $1,760         $(11,907)           $(10,145)

Cumulative effect of
  pooling-of-interests, Note 1               402,685           17               -                -                  17
                                        ------------------------------------------------------------------------------

Balance, December 31, 1995
  As restated                             21,186,318           19           1,760          (11,907)            (10,128)

Cash and deemed distributions
  to Dr. Colkitt and affiliates                    -            -               -           (3,543)             (3,543)

Acquisition of EquiVision, Inc.            4,338,831       45,581               -                -              45,581

Issuance of Common Stock
  in connection with public
  offering, net of issuance cost           2,000,000       24,200               -                -              24,200

Issuance of Common Stock
  in connection with acquisitions          1,061,393       12,356               -                -              12,356

Issuance of Common Stock                       4,932           27               -                -                  27

Net loss                                           -            -               -          (18,581)            (18,581)
                                        ------------------------------------------------------------------------------

Balance, September 30, 1996               28,591,474      $82,183          $1,760         $(34,031)           $ 49,912
                                        ==============================================================================

See notes to condensed consolidated financial statements

                                 EquiMed, Inc.

                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                                 (in thousands)

                                                             Nine  months ended
                                                                September 30,
                                                               1995                1996
                                                       ---------------------------------

Cash flows from operating activities

Net income (loss)                                         $   8,651           $ (18,581)
Adjustments to reconcile net income to net
  cash provided (used) by operating activities:
    Depreciation and amortization                             2,060               4,770
    Write-down of goodwill                                        -              24,200
    Deferred income taxes                                      (162)              1,277
    Minority interest                                           641                 569
    Changes in operating assets and liabilities,
      net of acquired business:
        Accounts receivable                                   2,402              (3,541)
        Receivables from/payable to affiliates                  340              (2,808)
        Prepaid expenses and other current assets               161                (872)
        Accounts payable                                        376              (1,353)
        Accrued salaries and benefits                           239              (1,556)
        Accrued contractual fees payable                       (725)                   -
        Other accrued expenses                                 (198)             (1,160)
        Income taxes payable                                  2,208              (1,124)
                                                       ---------------------------------
Net cash provided (used) by operating activities             15,993                (179)

Cash flows from investing activities

Payments for practices acquired, net of cash acquired             -              (4,543)
Purchase of property and equipment                             (262)             (1,813)
Proceeds from sale of intangible asset                            -                 750
Decrease in other assets                                        (36)               (119)
                                                       ---------------------------------
Net cash used by investing activities                          (298)             (5,725)

Cash flows from financing activities

Proceeds from long-term borrowings                                -              15,879
Repayment of long-term debt                                    (453)            (20,244)
Proceeds from issuance of common  stock                           -              24,227
Repayment of obligations under capital leases:
  Related parties                                              (406)             (3,342)
  Other                                                      (1,115)             (2,225)
Capital contributions by primary owner                          230                   -
Distributions:
  Primary owner                                             (12,272)             (3,543)
  Minority owners                                              (320)               (392)
                                                       ---------------------------------
Net cash provided (used) by financial activities            (14,336)             10,360
                                                       ---------------------------------

Net increase in cash                                          1,359               4,456
Cash at beginning of period                                   2,565                 824
                                                       ---------------------------------
Cash at end of period                                     $   3,924           $   5,280
                                                       =================================

See notes to condensed consolidated financial statements

                                 EquiMed, Inc.

             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

                              September 30, 1996

1.  Business, Organization and Basis of Presentation

On February 2, 1996, Colkitt Oncology Group, Inc. (the "Oncology Group") merged with and into EquiVision, Inc. ("EquiVision") and, immediately thereafter, EquiVision effected an immediate reincorporation in Delaware and a 1-for-2 reverse stock split through a merger (the "Reincorporation Merger") with and into EquiMed, Inc. ("EquiMed" or the "Company"), a newly-formed Delaware subsidiary of EquiVision, formed for the purpose of effecting the Reincorporation Merger and reverse stock split. The merger between the Oncology Group and EquiVision and the Reincorporation Merger are referred to collectively herein as the "Merger". The Oncology Group was formed prior to consummation of the Merger to acquire all of the stock or assets of various corporations, partnerships and joint ventures which owned or controlled 30 radiation oncology centers. All share and per share amounts in this report reflect the 1-for-2 reverse stock split that was effected upon consummation of the Reincorporation Merger.

The stockholders of the Oncology Group received 20,783,633 shares of the common stock of EquiVision as consideration for the Merger. The business combination was accounted for as a reverse purchase. As a result, the Oncology Group is considered the acquiror.

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

On March 18, 1996, the Company acquired Wallace Eye Surgery, Ltd. and The Laser & Surgery Center, Inc. ("Wallace") for approximately 403,000 shares of the Company's common stock valued at approximately $5,000,000. The business combination has been accounted for as a pooling of interests. Because this acquisition was not material, the Company's financial statements, share and per share amounts have not been restated to include the accounts and operations for all periods prior to January 1, 1996.

                                 EquiMed, Inc.

             Notes to Condensed Consolidated Financial Statements
                            (Unaudited) (continued)

1.  Business, Organization and Basis of Presentation (continued)

A reconciliation of consolidated net revenues and net income to amounts applicable to the separate pooled companies prior to the dates of combination is (in thousands):

                              Three Months          Nine Months
                                  Ended                Ended
                           September 30, 1996   September 30, 1996
                         ------------------------------------------

    Net revenues:
      EquiMed                      $   29,046           $   78,908
      Wallace                               -                  280
                           ----------------------------------------
                                   $   29,046           $   79,188
                           ========================================

    Net Loss:
      EquiMed                      $  (21,673)          $  (18,581)
      Wallace                               -                    -
                           ----------------------------------------
                                   $  (21,673)          $  (18,581)
                           ========================================



Professional fees and expenses for Wallace have been adjusted to reflect net income of zero for the periods indicated prior to the dates of acquisition.

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Historical net income per share amounts for 1995 have not been presented because they are not meaningful. Net income for the three and nine month periods ending September 30, 1995 do not include pro forma adjustments to income tax expense of $800,000 and $2,647,000, respectively. The weighted average number of shares used to calculate the 1995 pro forma net income per share amounts represent the number of shares of EquiVision common stock that the Oncology Group received as part of the Merger.

2.  Other Business Acquisitions

On March 1, 1996, the Company acquired the primary operating assets of three medical practices for $4,601,000, consisting of $3,027,000 in cash (including acquisition costs), notes payable in the amount of $1,250,000 and $324,000 in common stock. Effective April 1, 1996, the Company acquired the primary operating assets of three medical practices for the aggregate consideration of $12,512,000, consisting of $1,663,000 in cash (including acquisition costs), $9,115,000 in common stock, a note payable issued and debt assumed in the amount of $1,475,000 and assumption of liabilities of $259,000. Effective June 1, 1996, the Company acquired the primary operating assets of a medical practice for $2,977,000, consisting of $2,917,000 in common stock and assumption of liabilities of $60,000. Effective September 1, 1996, the Company acquired the primary operating assets of two medical practices for $1,751,000, consisting of $1,563,000 in cash (including transaction costs) and an issued note payable in the amount of $188,000. All of the above mentioned acquisitions have been accounted for as purchases.

A summary of assets acquired in the business combinations accounted for as purchases, during the nine months ended September 30, 1996 is (in thousands):

          Cash and cash equivalents                    $ 1,631
          Accounts recievable                            6,902
          Prepaid expense and other current assets       2,740
          Property & Equipment                           9,364
          Goodwill                                      37,713
          Services agreements                           36,291
          Non-compete agreements                         2,010
          Patient records                                1,884
          Other                                            742
                                                       -------
                                                       $99,277
                                                       =======

The pro forma unaudited results of operations for the three and nine month periods ended September 30, 1995 and 1996, assuming consummation of the EquiVision purchase described in Note 1, as of January 1, 1995, are (in thousands, except share amounts):


                                                     Three months ended           Nine months ended
                                                       September 30,                 September 30,
                                                     1995          1996          1995           1996
                                            --------------------------------------------------------------

Net revenues                                          $24,462      $ 29,046      $  73,523     $  82,691
Income (loss)  before extraordinary item                3,517       (21,673)         7,480         5,525
Net income (loss)                                       3,517       (21,673)         7,314         5,398
Net income (loss) per share before
   extraordinary item                                     .14          (.76)           .30           .19
Net income (loss) per share                               .14          (.76)           .29           .19

                                 EquiMed, Inc.

              Notes to Condensed Consolidated Financial Statements
                            (Unaudited) (continued)

3.  Business Dispositions

Effective July 1, 1996, the Company sold the assets of a medical practice for its carrying value of $325,000. The consideration consisted of a note receivable of $275,000 and elimination of $50,000 in long-term debt. On September 13, 1996, the Company sold the contractual rights associated with a services agreement to manage an ambulatory surgery center for its carrying value of $325,000. The consideration consisted of cash.

4.  Goodwill Impairment

During the three months ended September 30, 1996, the Company recorded a goodwill impairment charge of $24,200,000, with no associated tax benefit, related to the sale of its ophthalmology practice management and ambulatory surgery center business on November 5, 1996 (Note 9). The Company determined the impairment charge by computing the excess carrying value of the assets being sold over the consideration that will be received, currently estimated at $69,683,000, less incremental direct costs to transact the sale of approximately $1,430,000.

5. Amendment of Revolving Credit Agreement

On May 14, 1996, the Company entered into an amendment of its $20,000,000 Revolving Credit Agreement ("Credit Agreement") with a bank. The amendment shortened the remaining term of the Credit Agreement to November 30, 1996 and limited (i) future borrowings under the facility to $15,000,000 and (ii) acquisitions to an aggregate of $50,000,000. Borrowings under the Credit Agreement at September 30, 1996 were approximately $14,779,000 and have been classified by the Company in the current portion of long-term debt.

In connection with the sale of the ophthalmology physician practice management and ambulatory surgery center business on November 5, 1996, the Company used a portion of the proceeds from this transaction to repay and terminate the Credit Agreement.

6.  Public Offering of  Common Stock

On February 14, 1996, the Company consummated the sale of 2,000,000 shares of common stock in connection with a public offering at $14 per share. Net proceeds from the offering were approximately $24,200,000.

                                 EquiMed, Inc.

              Notes to Condensed Consolidated Financial Statements
                            (Unaudited) (continued)

7. Commitments and Contingencies

The Company is insured with respect to medical malpractice risks on a claims-made basis. Should these claims-made policies not be renewed or replaced with equivalent insurance, claims based on occurrences during the term of the respective policies, but asserted subsequently, would be uninsured.

At September 30, 1996, the Company has several malpractice claims outstanding which have arisen in the normal course of business. In addition, it is possible that certain incidents may have occurred which have not been reported as of this date. The Company has policies and procedures in place to track and monitor incidents of significance.

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

8. Related Party Transactions

The Company entered into a receivables purchase agreement on April 27, 1995. Under the terms of the agreement, receivables are transferred to Oncology Funding Corporation (a company that is wholly-owned by Dr. Colkitt) which then factors the receivables with an unrelated financing company, John Alden Asset Management Company ("Alden"). The factored receivables may be denied by Alden for various reasons including nonpayment by the payor. The transfer of receivables to Alden is recognized as a sale, and the difference between the sales price (adjusted for the accrual of probable adjustments) and the net receivables is recognized as a gain or loss on the sale of receivables. Under the receivables purchase agreement, the balance of receivables transferred that remained uncollected at any date is limited to $6,000,000. Proceeds to the Company from receivables sold under this agreement were approximately $9,407,000 and $25,936,000 for the three and nine month periods ended September 30, 1996, respectively. At

                                 EquiMed, Inc.

              Notes to Condensed Consolidated Financial Statements
                            (Unaudited) (continued)

8. Related Party Transactions (continued)

September 30, 1996, the balance of receivables transferred that remain uncollected was approximately $4,946,000.

The Company has contracted with National Medical Financial Services Corporation ("NMFS"), a public company in which Dr. Colkitt is the Chairman and controlling shareholder, to perform billing services for the Company. Effective
January 1, 1995, the contract with NMFS was renegotiated and the fee for billing services was reduced to 3% of collected revenue. In addition, NMFS agreed to begin performing accounting services for the Company for a fee of 1% of collected revenues. As a result, a portion of the group's accounting personnel were transferred to a company controlled by Dr. Colkitt and a subcontractor of NMFS. During the three months ended September 30, 1995 and 1996, the Company expensed $684,000 and $527,000, respectively, for services provided by NMFS. During the nine month periods ended September 30, 1995 and 1996, the Company expensed $1,962,000 and $1,707,000 respectively, for services provided by NMFS. The Company estimates that the cost to provide these services internally, prior to the contract with NMFS, was approximately 3% of net revenues.

Effective June 1, 1996, two wholly owned subsidiaries of the Company have contracted to perform accounting, billing, collections, human resources and related services to Anesthesia Solutions, Inc., a company in which Dr. Colkitt is the primary and controlling shareholder. During the three and nine month periods ended September 30, 1996, the Company recognized revenues of $932,000 and $1,366,000, respectively, and net income of $772,000 and $1,081,000, respectively, related to these services. At September 30, 1996, no amounts have been paid pursuant to this contract, and accordingly, the Company has a receivable from affiliate of $1,366,000 related to the services. This receivable averages approximately 60 days old.

In addition, the Company has operating and capital leases with related parties as described in Note 8 to the Oncology Group's 1995 combined financial statements included in EquiMed's Annual Report on Form 10-K for the year ended December 31, 1995.


9. Subsequent Events

On November 5, 1996, EquiMed consummated the sale of the ophthalmology physician practice management and ambulatory center business of the Company (the "Ophthalmology Business") effective as of October 31, 1996. The consideration consisted of $54,563,000 in cash and the elimination of an estimated $15,300,000 of liabilities related to the Ophthalmology Business and a further contingent cash amount ("Contingent Consideration") based upon the future acquisition of additional medical practices related to the Ophthalmology Business, as defined, which satisfy certain conditions and are consummated by April 30, 1997. If the Company were to receive the minimum consideration of $54,563,000 in cash and elimination of an estimated $15,300,000 in liabilities, then an after-tax loss of approximately $34,400,000 would be incurred. Of this estimated loss, $24,200,000 has been recorded as a goodwill impairment charge during the

                                 EquiMed, Inc.

              Notes to Condensed Consolidated Financial Statements
                            (Unaudited) (continued)

9. Subsequent Events (continued)

three months ended September 30, 1996 (Note 4). The Provision from income taxes while undetermined at this time, is anticipated to be in the range of $4.0-$10.0 million, and will be recorded during the three months ending December 31, 1996. The Company will provide for income taxes because of a permanent difference in the carrying amount of assets sold for tax and financial reporting purposes.

Any additional Contingent Consideration received by the consummation of additional acquisitions will reduce the loss on sale of the Ophthalmology Business. The Company will recognize any such Contingent Consideration when realized.

In connection with the sale of the ophthalmology physician practice management and ambulatory surgery center business on November 5, 1996, the Company used a portion of the proceeds from this transaction to payoff and terminate the Credit Agreement.

On October 1, 1996, the Company acquired the operating assets of a medical practice for $502,000, consisting of $442,000 in cash (including transaction costs) and $60,000 in common stock. This business combination will be accounted for as a purchase.

On October 15, 1996, the Security and Exchange Commission declared effective the Company's registration statement on Form S-4 ("Shelf Registration Statement") under which 10,000,000 shares of its common stock, par value $.0001 per share, may be issued from time to time in connection with business acquisitions. To date, no shares of common stock have been issued pursuant to the Shelf Registration Statement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Results Of Operations

At September 30, 1996, the Company owned or operated 36 oncology centers, 21 ophthalmology centers and ten ambulatory surgery centers ("ASCs"). At September 30, 1995, the Company owned or operated 32 oncology centers. The increase in centers owned or controlled was attributable to acquisitions during the nine months ended September 30, 1996.

Net revenues for the three and nine month periods ended September 30, 1996 increased $15,083,000, or 108.0%, and $35,023,000, or 79.3% ,respectively, when compared to the same periods in 1995. The increased net revenues were entirely attributable to acquisitions.

Professional fees and expenses are incurred at center locations and consist of physician compensation and liability insurance. Physicians are primarily compensated on the profitability of an individual center, a percentage of professional fees generated, or on a fixed salary. Professional fees and expenses during the three month period ended September 30, 1996 increased to $7,933,000 from $3,073,000 for the same period in 1995, or an increase of 158.2%. Professional fees and expenses during the nine month period ended September 30, 1996 increased to $21,194,000 from $10,790,000 for the same period in 1995, or an increase of 96.4%. These increased expenses resulted from acquisitions. As a percentage of net revenues, professional fees and expenses increased during the three month period ended September 30, 1996 to 27.3% from 22.0% in 1995 and to 26.8% during the nine month period from 24.4% in 1995. These increases were due to a change in the mix of compensation methods.

Treatment and support services consist of center-related, non-physician payroll costs, medical, treatment, and optical costs, marketing and other center-related costs. Treatment and support services during the three month period ended September 30, 1996 increased to $11,143,000 from $3,975,000 for the same period in 1995, or an increase of 180.3%. Treatment and support services during the nine month period ended September 30, 1996 increased to $29,722,000 from $12,729,000 for the same period in 1995, or an increase of 133.5%. These increased expenses resulted from acquisitions. As a percentage of net revenues, treatment and support services increased to 38.4% during the three month period ended September 30, 1996 from 28.5% in 1995 and to 37.5% during the nine month period from 28.8% in 1995. These increases were primarily due to the increase in net revenues attributable to ophthalmology centers and related ASCs relative to those of oncology centers. Ophthalmology centers and ASCs have higher levels of costs associated with their operation, compared to oncology centers.

General and administrative expenses consist of billing, accounting, development, legal and corporate administrative expenses. General and administrative expenses during the three months ended September 30, 1996 increased to $3,367,000 from $2,057,000 for the same period in 1995, an increase of 63.7%. General and administrative expenses during the nine month period ended September 30, 1996 increased to $9,242,000 from $5,666,000 for the same period in 1995, an increase of 63.1%. These increased expenses resulted from (i) an increase in the number of centers in operation, (ii) an increase in development efforts and (iii) the continued establishment of an administrative base to support ongoing expansion. As a percentage of net revenues, general and administrative expenses decreased during the three month period ending September 30, 1996 to 11.6% from 14.7% in 1995, and to 11.7% during the nine month period from 12.8% in 1995.

Depreciation consists of depreciation of property and equipment. Amortization consists primarily of the amortization of excess costs of acquired businesses over fair value of the net identifiable assets acquired in connection with acquisitions, service agreements and non-compete agreements. Depreciation and amortization increased to $1,465,000, or 5.0% of net revenues, for the three month period ended September 30, 1996 from $684,000, or 4.9%, for the same period in 1995. Depreciation and amortization increased to $4,137,000 or 5.2% of net revenues, for the nine month period ended September 30, 1996 from $2,060,000, or 4.7%, for the same period in 1995. These increases were primarily a result of acquisitions.

Interest expense increased to $915,000, or 3.2% of net revenues, for the three month period ended September 30, 1996 from $509,000 or 3.7% of the net revenues for the same period in 1995. Interest expense increased to $2,632,000, or 3.3% of net revenues, for the nine month period ended September 30, 1996 from $1,615,000, or 3.7% of net revenues for the same period in 1995. These increases were primarily the result of increased borrowings in connection with acquisitions and borrowings under the Company's factoring arrangement.

Minority interest primarily represents ownership in individual cancer centers held by entities other than EquiMed. Such entities have included hospitals or other such health care providers that affiliate with the Company. Minority interest in the earnings of such centers increased to $288,000, or 1.0% of net revenues for the three month period ended September 30, 1996 from $56,000, or 0.4% of net revenues for the same period in 1995. Minority interest decreased to $569,000, or 0.7% of net revenues, for the nine month period ended
September 30, 1996 from $641,000, or 1.5% of net revenues, for the same period in 1995. The three month increase and nine month decease were primarily due to the direct results of operations of such centers.

During the three and nine month periods ended September 30, 1996, income tax expense was $1,298,000 and $4,443,000 respectively. During the nine month period ended September 30, 1996, the Company recorded a cumulative adjustment of $1,277,000 to establish deferred income taxes. Upon completion of the business combination between the Oncology Group and EquiVision and subsequent merger with and into EquiMed, certain of the entities which comprised the Oncology Group ceased to qualify as Subchapter S corporations and became subject to corporate income taxes. The change from S corporation to C corporation resulted in the Company recording the cumulative effect of deferred taxes due to this change in tax status. During the three and nine month periods ended
September 30, 1995, the Company recorded income tax expense of $964,000 and $2,075,000, respectively.

Liquidity And Capital Resources

At September 30, 1996, the Company had cash and cash equivalents of $5,280,000. During the nine month period ended September 30, 1996, the Company used cash in operating and investing activities of $179,000 and $5,725,000, respectively, and generated cash of $10,360,000 in financing activities.

Cash flows from operating activities during the nine month period ended September 30, 1996 included significant adjustments for cash provided by depreciation and amortization of $4,770,000, deferred income taxes of $1,277,000 and write down of goodwill of $24,200,000. Cash was used for the accumulation of accounts receivable and reductions in payables to affiliates, accounts payable and professional expenses and income taxes payable of $3,541,000, $2,808,000, $1,353,000 and $1,124,000, respectively. The accumulation of accounts receivable during the period was attributable to the delay related to revenue collections associated with acquisitions.

Significant investing activities during the nine month period ended September 30, 1996 included cash payments in connection with acquisitions of $4,543,000.

Significant financing activities during the nine month period ended September 30, 1996, included $24,227,000 in net proceeds from the sale of common stock, repayment of $25,811,000 in long-term debt and capital lease obligations and $15,879,000 in proceeds from an institutional lender.

On December 4, 1995, the Company received a commitment letter from its existing lender (the "Commitment Letter"), which would increase its existing $20,000,000 credit agreement (the "Credit Agreement"). The Commitment Letter expired on its terms by February 29, 1996. After continuing to discuss the terms of an increase in the Credit Agreement, on May 14, 1996, the Company entered into an amendment to Credit Agreement which limits future borrowings under this facility to $15,000,000, and limits future acquisitions during the remaining term of the Credit Agreement which matures on November 30, 1996, to an aggregate of $50,000,000. Future borrowings under the Credit Agreement are limited to the funding of working capital and may not be used for acquisitions. The amendment permits the issuance of common stock and notes payable, as defined by certain restrictive covenants, to consummate future acquisitions. The Company is currently pursuing a new credit facility with other commercial lenders to replace the Credit Agreement prior to its expiration on November 30, 1996.
There can be no assurance that the Company will be able to enter into a new credit agreement.

During 1995, the Company entered into a factoring arrangement with a major life insurance company to provide capital. While this facility provides for up to $6,000,000 in financing, under the terms of the revised Credit Agreement, borrowing may not exceed $5,000,000.

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

Item 4: Submission of Matters to a Vote of Security Holders (No response required)

Item 5: Other Information (No response required)

Item 6: Exhibits and Reports on Form 8-K

        (a) Exhibits

              (11) Statements re: computation of earnings per share
              (27) Financial Data Schedule

        (b) Reports on Form 8-K

              Form 8-K filed September 24, 1996.

                                   SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 EQUIMED, INC.
                                   ---------------------------------------
                                                 (Registrant)

                                             /s/ Larry W. Pearson
                                   ---------------------------------------
                                               Larry W.  Pearson
                                     President and Chief Executive Officer

November 19, 1996                             /s/ Daniel Beckett
                                   ---------------------------------------
                                                Daniel Beckett
                                            Chief Financial Officer

                                 EQUIMED, INC.

                                   FORM 10-Q

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996


                                 EXHIBIT INDEX

Exhibit                                                                   Page

11    Statement Regarding Computation of Earnings Per Share                23

27    Financial Data Schedule                                              24