Form 10-K
period 1996-12-31
EQUIMED INC
filed 1997-06-10
CIK 892493

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                          --------------------------

                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996

                         Commission file number 0-27456

                       ----------------------------------

                                 EQUIMED, INC.
                        (Successor to EquiVision, Inc.)
             (Exact name of registrant as specified in its charter)

            Delaware                                   25-1668112
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)

                               2171 Sandy Drive
                           State College, PA  16803
              (Address of principal executive offices) (Zip Code)

                                 (814) 238-0375
                        (Registrant's telephone number)

      Securities registered pursuant to Section 12(b) of the Exchange Act:

                                      None

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                   Common Stock, par value $0.0001 per share


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes        No X
                                      ---       ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

     The number of shares of the Registrant's Common Stock, par value $.0001 per share, outstanding as of April 30, 1997 was 27,733,862. The aggregate market value of voting stock held by nonaffiliates of the Registrant was $15,055,667 as of April 30, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE

     None

                                     PART I
                                     ------


     ITEM 1.  BUSINESS

     Company History

          EquiMed, Inc., a Delaware corporation ("EquiMed" or the "Company") is the legal successor to EquiVision, Inc., a Pennsylvania corporation ("EquiVision"), which was incorporated in October 1991 and commenced operations as an ophthalmology-related and physician practice management business, effective January 1, 1992. EquiVision completed its initial public offering in November 1993 and has been a reporting company under the Securities Exchange Act of 1934 (the "Exchange Act") since that time.

          EquiMed is the result of the merger between EquiVision and Colkitt Oncology Group, Inc., a Delaware corporation (the "Oncology Group"), and the subsequent reincorporation merger of EquiVision with and into its wholly owned Delaware subsidiary, EquiMed. These two mergers are referred to collectively herein as the "Merger." The business combination of the Oncology Group and EquiVision was accounted for as a reverse purchase. As a result, the Oncology Group was considered for financial reporting purposes as the acquiror. The Merger was consummated on February 2, 1996, and a follow-on public offering was completed on February 15, 1996 consisting of shares sold by the Company and a selling stockholder. The Oncology Group was formed in order to facilitate the acquisition by EquiVision, of Equimed Common Stock and the subsequent acquisition by EquiMed, of the stock and assets of various corporations, partnerships and joint ventures owning or controlling 30 radiation oncology centers comprising the Oncology Group. Pursuant to the merger agreement the stockholders of the Oncology Group received approximately 21 million shares of the Company's common stock
     (the "Common Stock"). Douglas R. Colkitt, M.D., the principal stockholder of the Oncology Group, is currently the Chairman, Chief Executive Officer and also the principal stockholder of the Company. Dr. Colkitt became the Chief Executive Officer of EquiMed on January 1, 1997. Pursuant to the Merger, EquiMed succeeded to all of the assets, liabilities and contractual obligations of EquiVision and of the Oncology Group.

          In addition to the acquisition of the radiation oncology centers, the Oncology Group had entered into management agreements (the "Management Agreements") with the professional corporations affiliated with such radiation oncology centers and owned by Dr. Colkitt. These professional corporations employ physicians that maintain medical practices and provide medical care to patients receiving treatment at the radiation oncology centers.

          In general, the Management Agreements provide that EquiMed, as the surviving corporation of the Merger, must supply the professional corporations with offices and facilities, non-professional personnel, inventory, supplies and management and administrative services. Under the terms of the Management Agreements, EquiMed is responsible for billing and collecting the receivables of the professional corporations. Although each professional corporation has legal title to its receivables and net revenues from patient care, EquiMed is an agent of each of the professional corporations for purposes of billing and collection activities. See "ITEM
     7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Overview."

          The Company currently owns, operates or manages 35 radiation oncology centers (the "Oncology Centers") and operates or manages the professional corporations affiliated with such Oncology Centers. In addition, the Company currently manages five complementary subspecialty medical practices in medical oncology, urology and internal medicine. The professional corporations and the subspecialty medical practices are hereinafter collectively referred to as the "Affiliated Medical Practices."

     General Overview

          EquiMed is a transnational holding company for a group of companies focused primarily on the provision of physician practice management services, information technology and outsourcing services primarily to the health care industry. The Company provides medical practice management services to the Oncology Centers and Affiliated Medical Practices. In addition, through its management services organization division (the "MSO Division") the Company provides data processing, billing, accounting, collections and other administrative and outsourcing services to the health care industry and other businesses. The Oncology Centers and Affiliated Medical Practices provide medical services in selected U.S. geographic markets. Through wholly and majority owned subsidiaries, the Company also engages in real estate leasing, provides medical and legal transcription services, established and operates a cosmetic laser treatment center and is involved, through a captive insurance company, in the reinsurance of professional liability for the Oncology Centers and the Affiliated Medical Pratices and workers' compensation insurance.

          Effective November 1, 1996, the Company sold the centers comprising its ophthalmology business (the "Ophthalmology Division") to Physicians Resource Group, Inc. and its wholly owned subsidiary, PRG Georgia, Inc., both Delaware corporations (collectively, "PRG"). The consideration received by the Company for the sale to PRG was approximately $55,077,000 in cash and the assumption by PRG of approximately $16,611,000 of liabilities. In addition, the Company agreed to assist PRG in its acquisition of additional ophthalmology practices from November 1996 until April 1997 in consideration for negotiated fees and expenses based on the number of additional ophthalmology practice acquisitions accomplished in such period. PRG has informed the Company that it does not intend to pay such fees and expenses, and in May 1997 the Company initiated an arbitration proceeding. See "ITEM 3. LEGAL PROCEEDINGS." There can be no assurance that the Company will receive any of the fees and expenses from PRG.

          Effective June 1, 1996, EquiMed established two foreign subsidiaries, EquiMed India Private Limited, an Indian company ("EquiMed India") and EquiMed Pakistan (Private) Limited, a Pakistan company ("EquiMed Pakistan") which provide a wide variety of functions related to the back-office support of EquiMed's corporate and medical practice management operations. EquiMed India and EquiMed Pakistan each maintain a 50% interest in Poseidon Holdings LLC, a Nevis limited liability company ("Poseidon") formed to hold all of the equity of Solemar Insurance Ltd., an insurer domiciled in the Cayman Islands ("Solemar"). EquiMed India, EquiMed Pakistan and Poseidon are hereinafter collectively referred to as "EquiMed Overseas." Through contractual arrangements with EquiMed and its controlled or managed entities, EquiMed Overseas provides a variety of billing-related services and data processing support. Utilizing high-speed, direct telephone and satellite links with EquiMed and its affiliated companies, English-speaking personnel in India and Pakistan are now providing data processing in support of EquiMed's corporate and medical practice management operations.

     Business Strategy

          EquiMed's business strategy is to continue to expand, add value to and lower the operating costs of its medical practice management and outsourcing operations, and to acquire additional medical transcription services, court reporting businesses, and accounting, billing and collection service providers, which can benefit from the cost advantage of utilizing the overseas back-office support facilities of EquiMed Overseas. There can be no assurance that EquiMed will acquire any such businesses or if acquired that such acquisitions will be on terms favorable to the Company. In addition, there can be no assurance that the Company will be able to adequately integrate such acquisitions.

          The Company's long-term strategy is to continue to pursue synergistic acquisitions for the Oncology Centers and Affiliated Medical Practices and to expand its MSO Division and related business activities. In addition, the Company intends to use its MSO Division to enhance the efficiency of the Oncology Centers and Affiliated Medical Practices, as well as to provide outsourcing, temporary staffing and recruiting services to the health care industry.

          Ongoing rapid advances in communications technology continue to provide business organizations with new ways to organize and configure their operations, particularly entities in the medical practice management industry. The MSO Division assumes responsibility for the "back room" administrative functions, which place burdens on physicians' time and interfere with their ability to provide quality medical services to their patients, by providing physicians, hospitals and other health care providers with billing, collections, accounting and transcription services.

     Recent Developments

          In July 1996, the Company entered into a laser equipment, services and revenue sharing agreement with a division of Palomar Medical Technologies, Inc. ("Palomar") in connection with the Company's plans to establish cosmetic laser treatment centers. In March 1997, the Company terminated its revenue sharing agreement with Palomar and Rejuve, Inc. ("Rejuve"), a wholly owned subsidiary of the Company will be responsible for the acquisition of all laser equipment for the Company's cosmetic laser treatment centers. The first new cosmetic laser treatment center was opened in the second quarter of 1997 under the administration of Rejuve. Rejuve expects to open additional cosmetic laser treatment centers. There can be no assurance that the Company will be successful in establishing and operating the planned cosmetic laser treatment centers or that the anticipated benefits of operating such centers will be realized.

          The Company is also expanding into the reinsurance business through its recent establishment of Solemar. Solemar is a captive insurance company whose equity is held by Poseidon. Solemar is currently involved in the reinsurance of professional liability and workers' compensation policies for the Company and anticipates expanding the scope of its business. Effective January 1, 1997, Solemar's liability is capped at $250,000 per occurrence/incident with a $1,000,000 aggregate limit for 1997.

          As of January 1, 1997, the Company acquired several equipment and real estate leasing companies from Douglas R. Colkitt, M.D., Chairman and CEO of EquiMed. The companies involved are Nixon Equipment Corporation, ("Nixon") which leases medical equipment to many of the Oncology Centers and the George Washington Real Estate Corporation ("George Washington") and Thomas Jefferson Real Estate Corporation ("Thomas Jefferson"), which own eight buildings, seven of which are leased to the Oncology Centers.

          Nixon leases various equipment including linear accelerators, simulators, High Dose Radiation units, tissue compensators and other miscellaneous equipment. The 1996 revenues of Nixon were $2,319,438. The total purchase price paid in cash by the Company in the Nixon transaction was approximately $400,000. The Company obtained two independent appraisals of the equipment to arrive at a fair market valuation for purposes of the acquisition of the stock of Nixon.

          The 1996 revenues of George Washington and Thomas Jefferson were $574,107 and $102,480, respectively. The total purchase prices paid in cash by the Company in the George Washington and Thomas Jefferson transactions were approximately $2,000,000 and $339,000, respectively. An independent opinion of the property value for the eight properties located in Salisbury and Laurinburg, North Carolina, Ft. Pierce, Okeechobee and Tampa, Florida, Vineland, New Jersey, Greenbelt, Maryland and Oneonta, New York was obtained by the Company for purposes of the acquisition of the stock of George Washington and Thomas Jefferson.

          Effective April 1, 1997, the Company also acquired from Dr. Colkitt all of the capital stock of a group of management services companies including Russell Data Services, Inc. ("Russell"), Billing Services Inc., Trident International Accounting, Inc., Tiger Communications International, LTD and an 80% interest in Nittany Decisions Services Private Limited (collectively, the "Management Services Companies"). The Management Services Companies provide outsourcing to health care clients for billing, accounting, data processing, collections and other administrative services. The 1996 combined revenues for the Management Services Companies was approximately $9,565,000. Approximately 50% of the current clients of the Management Services Companies are third parties not affiliated with the Company. The total consideration paid for the Management Services Companies was $6,000,000 in cash plus a potential earn-out of up to $9,300,000 payable in Common Stock in the event the Management Services Companies achieve aggregate combined pre-tax earnings of $3,500,000 in 1997. The purchase price was determined on the basis of an acquisition valuation study undertaken by an independent appraiser and was approved by the Company's independent directors.

          The Affiliated Medical Practices currently have contracts with National Medical Financial Services Corporation ("NMFS") for the provision of billing, collection and accounts receivable management services, as well as certain accounting services. NMFS is a Nevada corporation whose securities are registered under the Exchange Act and traded on the Nasdaq Stock Market. Dr. Colkitt is the Chairman of the Board and principal shareholder of NMFS. NMFS subcontracts its obligations to Russell. In conjunction with the acquisition of Russell, the Company is currently in the process of renegotiating the contracts with NMFS to have NMFS provide marketing services for the MSO Division rather than serving as a contractor for outsourcing activities.

          The Company is also expanding into the transcription services business. On January 3, 1997, Transcriptions International Inc. ("TI"), a wholly owned subsidiary of the Company, acquired the assets of Prophecy Health Information Management, Inc., a medical transcription service business serving hospitals, health maintenance organizations ("HMOs") and private physician practices throughout the United States. The 1996 revenues of Prophecy Health Information Management, Inc. were $602,199. The acquisition price was $500,000 in cash. The Company, through TI, provides medical records dictation to clients. TI utilizes its employee network of transcriptionists, telecommunications network equipment and personal computers to convert free-form medical dictation into the electronically-formatted patient records.

     The Company believes that medical transcription is a growth industry due to an increasing demand for legible medical records by insurance companies, as a result of health care quality improvement initiatives and by doctors for legal defense purposes. The Company expects to acquire additional medical transcription firms. However, there can be no assurance that the Company will acquire any such businesses or if acquired that such acquisitions will be on terms favorable to the Company. In addition, there can be no assurance that the Company will be able to adequately integrate such acquisitions.

          On January 8, 1997, ALR Reporting, Inc. ("ALR"), a wholly owned subsidiary of the Company, acquired all of the capital stock of Doyle Reporting Inc., a New York court reporting company and of its related support entities (collectively, "Doyle Reporting") that provide the legal profession printed and computerized transcripts and video recordings of testimony from depositions. The total purchase price was $4,473,000 plus a potential earn-out of $300,000 payable in cash in the event Doyle Reporting achieves combined gross revenues of $4,500,000 in 1997. The 1996 revenues of Doyle Reporting were $4,594,988. ALR expects to acquire other court reporting companies in major business markets around the country. There can be no assurance that the Company will acquire any such businesses or if acquired that such acquisitions will be on terms favorable to the Company. In addition, there can be no assurance that the Company will be able to adequately integrate such acquisitions.

          EquiMed India has entered into a management agreement with Anesthesia Solutions, Inc. ("ASI"), a provider of hospital-based anesthesia department staffing services. On February 3, 1997, the Company approved the acquisition of ASI, which is owned by Dr. Colkitt. The acquisition is not yet complete.

     Industry Overview

          Oncology Treatment Centers. The Health Care Financing Administration ("HCFA") estimated health care expenditures in the United States for 1995 at $989 billion, representing more than 13.6% of gross domestic product ("GDP"), up from $600 billion, or 12.1% of GDP, in 1990. The aging of the population and advances in medical technology have contributed to increases in the demand for health care. Medicare and Medicaid, which provide for the payment of health care services for approximately 39 million individuals in the United States are estimated to have accounted for $214 billion and $98 billion, respectively, of federal expenditure in fiscal 1997.

          Within the national health care budget, the provision of cancer treatment is a large and growing market. According to the American Medical Association, there are at least 6,000 physicians in the United States specializing in oncology. According to the American Cancer Society, the estimated number of cancer cases diagnosed annually in the United States, excluding certain skin cancers, increased from approximately 782,000 in 1980 to approximately 1,252,000 in 1995. This increase can be attributed to a number of factors, including a growing and aging population. In addition, earlier diagnosis and more effective treatment have increased the relative five-year survival rate of cancer patients from 39% in 1963 to 54% in 1990. As a result, over eight million Americans living today have been diagnosed with cancer. The National Cancer Institute estimates that total cancer costs, including lost productivity and mortality costs, were approximately $104 billion in 1994, with direct medical costs constituting approximately $35 billion of that total. Of the approximately one-third of all Americans who are expected to develop cancer, approximately 50% will receive at least one course of radiation therapy and approximately 20% will receive multiple courses of therapy.

          Cancer is a group of more than 100 complex diseases characterized by the uncontrolled growth and spread of abnormal cells. Cancer treatment is provided primarily by physicians utilizing radiation therapy, chemotherapy, surgery and immunotherapy, depending on the type of cancer involved. Radiation therapy, the treatment of cancer with high energy radiation, is commonly used to destroy localized tumors and to relieve pain and other symptoms. Chemotherapy, the treatment of cancer with pharmaceuticals, is often complicated, requiring management not only of the chemotherapy treatment itself, but also of its potentially adverse side effects. Chemotherapy is commonly used to destroy cancer cells that have spread to other parts of the body. Surgery is used in both the diagnosis and the treatment of cancer. Immunotherapy, the treatment of cancer by enhancing the patient's own disease-fighting mechanisms, involves advanced therapies, such as interferon (a naturally occurring human protein capable of stopping the growth of cancer) and other immune response modifiers.

          The Company historically has focused on providing radiation and medical oncology treatment to cancer patients. The Company intends to expand its range of cancer treatment services to include chemotherapy, immunotherapy and surgery. The Company anticipates that these services increasingly will be provided in an outpatient setting. In the Company's view, the delivery of coordinated cancer care in an outpatient setting improves the quality of life of patients by providing high-quality care and services in a more convenient and cost-effective manner than in a traditional hospital setting.

          The Company believes that the recent national focus on cost-containment has placed small physician groups and individual practices at a disadvantage. These practices typically lack the capital to expand, develop information and billing systems and purchase new technologies, which are often required to improve quality of care and to reduce costs. These practices also lack the cost accounting and quality management systems necessary to allow physicians to enter into sophisticated risk-taking contracts with private third party payors. Additionally, small to mid-sized groups and individual practices often lack formal ties with other medical care providers; nor do they have themselves the ability to offer a variety of medical services. Small practices also have higher operating costs because overhead must be spread over a relatively small revenue base. In order to remain competitive in the changing health care industry, physicians are increasingly affiliating with larger organizations, such as EquiMed.

          Management Services Organizations. Information collected by HCFA indicates that the approximately 600,000 physicians located in the United States billed between $134 billion and $175 billion for services in 1993 and that billings could have reached almost $195 billion in 1994. In addition, it is estimated that physicians control another $600 billion per year in referral business to hospitals, clinical labs, home health organizations and nursing homes. Although most physician practice groups have an office administrator who handles general administrative tasks, recent estimates indicate that less than 25% of direct physician billings is currently professionally managed by physician practice management companies, hospitals, HMOs or insurance companies.

          The MSO Division now offers a broad range of business services, principally to health care providers, including accounting, corporate development, managed care administration and quality assurance administration. The Company believes that demand for these services is significant due to an increasingly complex reimbursement process, downward pressure on medical fees, rapid technological changes and processing system obsolescence and the growth in hospital outpatient claims and receivables owed by patients.

          The Company's recent acquisitions of the Management Services Companies will provide the Company with the necessary infrastructure in its United States facilities and the interface with EquiMed Overseas to offer accounting, billing, collections and medical and legal transcription services. The Company believes that it is uniquely positioned to enhance its revenues through this augmentation of its MSO Division and to provide services on an outsourcing basis to other companies.

          Cosmetic Laser Treatment Industry. Until recently, plastic surgeons and dermatologists have utilized a variety of chemical and surgical procedures to treat a range of cosmetic skin conditions. While these procedures have produced benefits in some patients, they are subject to complications such as hypo-pigmentation, scarring, discomfort and lengthy recovery times. The introduction of laser technology for cosmetic treatment has dramatically improved patient outcomes while eliminating many frequent complications. Laser cosmetic treatment is becoming a widely accepted form of treatment because it involves non-invasive procedures with the potential for rapid recovery and positive results.

          National statistics on cosmetic surgery treatment in 1995 indicate a national patient potential of approximately 2,600,000, with potential revenues of $15 billion annually in the U.S., with the potential for an additional $3 billion in annual revenues in the emerging laser hair removal market. With the advent of laser-assisted operations, organizations such as the American Academy of Cosmetic Surgery and the American Society of Plastic and Reconstructive Surgeons have indicated that laser-assisted treatment modalities may dominate this field. The Company believes its plans to develop and operate cosmetic laser treatment centers will allow the Company to compete in this expanding field, although there can be no assurance that the Company will be successful.

          Medical Transcription. For the year ended September 30, 1995, the American Hospital Association estimated the number of hospital admissions and outpatient visits in the United States to be 8.5 million. Each hospital admission and outpatient visit generates a new patient record or data to be added to an existing record. The Company believes the market for outsourced transcription services will expand due in part to the trends toward outsourcing, the general growth in information and technology, and the need to increase the efficient delivery of patient care.

          Medical transcription is the process by which free-form, dictated patient data is captured in useable format, routed to the appropriate location and inserted into a patient's medical record. Increasingly, individual hospital departments, such as radiology, emergency, oncology, pediatrics and cardiology, are dictating reports to improve their delivery of care and administrative functions. HMOs, outpatient clinics and physician practice groups are each generating their own set of medical reports.

          The medical transcription industry is highly fragmented. It has been reported that there are approximately 1,500 providers of medical transcription services in the United States. The majority are small, local, or regional companies that lack the financial resources or the capabilities necessary to provide outsourced services to health care providers nationwide.

          Court Reporting. Court reporting is the verbatim transcription of the spoken word into the written word, generally from sworn legal testimony. The industry is divided into two distinct sectors -- the recording of proceedings in court, or official court reporting, and all other legal transcription services. Official court reporting is frequently performed by civil servant court reporters employed by municipal, state or federal courts. All other legal transcription services are performed outside the courtroom by free-lance court reporters, who may be either self-employed or employees or independent contractors affiliated with a court reporting agency.

          Court reporting firms range in size from sole practitioners to firms with more than 100 free-lance court reporters. Although there are no independently verified statistics with respect to the number of court reporters or the total revenues of the court reporting industry, there are approximately 22,000 members of the National Court Reporting Association ("NCRA"), a national professional association in the industry and an estimated additional 50,000 court reporters in the United States. Professional associations such as the NCRA and various national networks facilitate both the development of personal relationships between agency owners and the referral of business between agencies.

          The Company believes that, by expanding nationally, ALR will be able to more effectively serve new and existing clients, particularly law firms and companies with multistate operations.

     Company Operations

          Oncology Centers. The Company currently owns, operates or manages 35 Oncology Centers. Each radiation Oncology Center contains a linear accelerator and contains or has access to a treatment simulator and treatment planning computer. The radiation Oncology Centers are staffed by at least one board certified or board eligible radiation oncology physician, one or more radiation therapy technologists, an oncology nurse and other personnel, including secretarial and maintenance personnel, and van drivers for patient transportation. Ownership and management structures vary among the Oncology Centers, i.e., the Company wholly owns certain of the centers, owns an interest in partnerships that own certain other centers and has entered into long-term management services agreements with certain other centers.

          Options to purchase two of the Company's Oncology Centers in Holyoke, Massachusetts and Key West, Florida, are presently held by third parties, exercisable prior to 1999. The option price in each case is determined by a market-value formula based on the center's income.

          Practice Management and Quality Assurance. The Company has developed operational procedures, management information systems, financial controls and cost containment measures which are implemented in each Oncology Center and Affiliated Medical Practice to improve operational and financial performance. The Company also purchases supplies, equipment, drugs and insurance at volume discounts for these entities. In addition, the Company provides the regulatory expertise to assist these centers in complying with increasingly complex laws and regulations applicable to oncology treatment.

          With respect to subspecialty medical practices operations, the Company operates or manages three medical oncology practices in Ogdensburg, New York, St. Petersburg, Florida and Oaklane, Michigan, one urology practice in Stuart, Florida and one internal medicine practice in Riverdale, Maryland. The Company also operates a health care-related cosmetic laser treatment center in New Orleans.

          The Company's comprehensive quality assurance program incorporates peer review, patient satisfaction surveys, continuing medical and staff development and regular continuing medical education seminars. The physicians practicing at the Affiliated Medical Practices and Oncology Centers, however, retain full authority and responsibility for the treatment of patients.

          Management Information Systems. The Company's management information systems, including those operated by EquiMed Overseas, support both medical practice and administrative functions. From a medical practice standpoint, these systems are designed to enable physicians to devote their time to the practice of medicine in a cost-effective and productive manner. The Company's management information systems also support various administrative functions, including appointment scheduling, insurance verification, third party claims processing, billing, accounts payable and receivable, electronic billing to Medicare, financial reporting, determining and managing overhead ratios, marketing results, patient demographics, purchasing patterns and procedure utilization. The Company believes that timely information on utilization patterns improves physician productivity and effectiveness. The data also play an integral role in enabling the Company's medical directors to monitor case management decisions, evaluate patient outcomes and monitor utilization trends. In addition, the Company believes that this data can be used to support negotiations with managed care payors.

          Cancer Treatment Data Base. The Company has developed and implemented a cancer treatment data base (the "Tumor Registry") in all of the Oncology Centers. The Tumor Registry currently provides outcome analysis for approximately 25,000 patients. Utilizing this data base, the Company is able to determine the outcome of therapy of cancer patients based upon their type of cancer, the stage of cancer, and the type of treatment prescribed. The Company believes that the Tumor Registry provides the Company with certain competitive advantages by allowing it to demonstrate outcome analysis to payors, more fully understand patient demographics and more accurately predict utilization.

          Administrative Personnel. The Company employs and manages substantially all non-medical personnel at each of the Oncology Centers and Affiliated Medical Practices, including the administrator, secretarial and other administrative personnel. The Company evaluates employees, makes staffing decisions, provides and manages employee benefits and implements personnel policies and procedures. These personnel assist in providing routine and complex medical services in the Oncology Centers and Affiliated Medical Practices. Support personnel are certified in their respective specialties and receive continuing education to update and improve their skills.

          Strategic Planning Services. The Company's management team provides each of the Oncology Centers and Affiliated Medical Practices with strategic planning services by developing an overall plan for the practice's growth and development. The strategic plan, with significant physician input, identifies additional services and related equipment needs, other possible acquisition or affiliation candidates, satellite office opportunities and radiation center developments. The strategic plan is implemented by an on-site full time administrator and regional manager.

          Clinical Research Studies. The Company believes its commitment to research through its clinical trial programs enhances its reputation and ability to recruit physicians, and provides patients with access to innovative therapies when more conventional therapies have not been effective. The Company facilitates clinical research conducted by the Affiliated Medical Practices and markets the physician's ability to manage clinical trials to pharmaceutical and biotechnology companies.

     Government Regulation and Other Risk Factors

          Reimbursement. The Company derives its revenue primarily from third party payors. The Company attributes its high proportion of Medicare payments to the fact that the incidence of cancer tends to increase with age. Medicare is a federally funded and administered health insurance program for all individuals age 65 and over. Medicare is comprised of Parts A and B. Part A benefits primarily are for inpatient services, and principally are made on the basis of the diagnostic related group ("DRG") of the patient's diagnosis, not on the heath care provider's actual costs or charges. In general, DRGs have created an incentive for health care delivery to shift to the outpatient facilities such as the Oncology Centers operated by the Company. Medicare Part B, which provides coverage for physician and other professional services, generally covers outpatient care delivered at such centers and by the Affiliated Medical Practices.

          Medicaid is a joint federal-state program that provides medical benefits for the financially needy, including many who are aged, blind and disabled, and those families with dependent children who cannot pay for such care. Medicaid benefits vary widely from state to state.

          Group health insurance premiums are typically paid in part by employers for their employees. Individuals (generally employees and their dependents) covered by group health insurance tend to comprise a younger population than those covered by Medicare. A leading method of controlling health care expenditures for these populations is the HMO. HMOs provide health care services to enrollees with minimal co-payments and deductibles. HMOs generally require all services to be accessed through primary care physicians who are reimbursed by the HMO with a fixed capitation amount that generally does not vary with the frequency, cost or type of services utilized.

          The Company in general, and its MSO Division in particular, is impacted by trends in the U.S. health care industry, particularly the manner in which public and private health care cost containment measures affect the margins of health care providers. While some payors continue to pay the fees and costs established by providers, other payors, particularly the government programs and managed care companies, negotiate for and pay significantly reduced reimbursement rates. Accordingly, the Affiliated Medical Practices continually evaluate their charges and fee structures to appropriately maximize the reimbursement received from all third party payors. Additionally, health care providers are affected by the increasing complexity in the reimbursement system and assumption of greater payment responsibility by individuals which have caused higher receivables, bad debt levels and business office costs to health care providers.

          Various proposals affecting federal and state regulation of the health care industry, including limitations on Medicare and Medicaid payments, have been introduced in the past, including provisions that would reduce funds available for the Medicare program. Any limitation on Medicare, Medicaid or other government sponsored payments may adversely affect the Company. Furthermore, funds received under these programs are subject to audit and retroactive review. In addition, many of the services and procedures provided and performed at the Oncology Centers and Affiliated Medical Practices are reimbursed pursuant to Resource Based Relative Value Scale ("RBRVS") developed under the Medicare program. The Company believes that the impact of RBRVS on the operations and financial condition of the Oncology Centers and Affiliated Medical Practices has not been significant. However, if future changes are adopted relating to the RBRVS fee structure, the aggregate fee payments from Medicare for certain procedures could be affected. If the result is a reduction in such fees, especially if followed by reductions in reimbursement by commercial third party payors, the RBRVS system could adversely affect the Company's operating results or financial condition. There can be no assurance that the payments under any governmental and private third party payor program will remain at levels comparable to present levels or will be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs. Furthermore, changes in reimbursement regulations, policies, practices, interpretations or statutes could adversely affect the operations of the Company.

          Government Regulation. The health care industry is highly regulated, and regulation of health care providers is increasing. There can be no assurance that the regulatory environment in which the Company operates will not change significantly and adversely affect the Company in the future.

          There are currently several federal and state initiatives designed to amend regulations relating to the provision of health care services, the access to health care, the costs of health care and the manner in which health care providers are reimbursed for their services. However, it is not possible to predict whether any such initiatives will be enacted as legislation or, if enacted, what their form, effective dates or impact on the Company will be.

          Every state imposes licensing requirements on individual physicians and on facilities and services operated by physicians. Many states require regulatory approval before establishing or expanding certain types of health care facilities, offering certain services or making expenditures for equipment, facilities or programs. The execution of a management agreement with a physician group currently does not require any health care regulatory approval on the part of the Company or the Affiliated Medical Practices. However, in connection with the expansion of existing operations and the entry into new markets, the Company and its Affiliated Medical Practices may become subject to additional regulation.

          The Company believes its operations are in material compliance with applicable law. The ability of the Company to operate profitably will depend in part upon the Company and its Affiliated Medical Practices obtaining and maintaining all necessary licenses, certificates of need and other approvals and operating in compliance with applicable health care regulations. The Company believes that it has obtained all licenses, permits and approvals necessary for the operation of its business.

          Fee-Splitting; Corporate Practice of Medicine. The laws of many states prohibit physicians from splitting professional fees with non-physicians and prohibit non-professional corporations from practicing medicine. The laws in most states prohibiting the corporate practice of medicine have been subjected to limited judicial and regulatory interpretation. The Company believes its current and planned activities do not constitute fee-splitting or the corporate practice of medicine as contemplated by such state laws. However, there can be no assurance that future interpretations of such laws will not require structural and organizational modifications of the Company's existing relationships with the Affiliated Medical Practices or that the Company will be able to make changes to comply with future interpretations of such laws. In addition, statutes in some states in which the Company does not currently operate could restrict expansion of Company operations to those jurisdictions.

          Medicare Referrals and Medicare Fraud and Abuse Provisions. Federal law prohibits the offer, payment, solicitation or receipt of any form of remuneration in return for, or in order to induce, (i) the referral of a person, (ii) the furnishing or arranging for the furnishing of items or services reimbursable under Medicare or Medicaid programs or (iii) the purchase, lease, order, arranging or recommending purchasing, leasing or ordering of any item or service reimbursable under Medicare or Medicaid. The federal government has recently announced a policy of increased scrutiny of joint ventures and other transactions among health care providers in an effort to reduce potential fraud and abuse relating to Medicare costs. The applicability of these provisions to many business transactions in the health care industry has not yet been subject to definitive judicial and regulatory interpretation. In addition, effective January 1, 1995, legislation enacted as part of the Medicare and Medicaid programs restricts the ability of physicians to refer patients to entities in which they have a financial interest for several kinds of health care services including diagnostic services. Many states have similar anti-kickback and self-referral laws.

          Management believes that although it is receiving fees under the service agreements for management services, it is not in a position to make or influence referrals of patients or services reimbursed under Medicare or Medicaid programs to the Affiliated Medical Practices. Such service fees are intended by management to be consistent with fair market value in arm's length transactions for the nature and amount of management services rendered and therefore would not constitute unlawful remuneration under anti-kickback laws and regulations. For these reasons, management does not believe that fees payable to the Company would be viewed as remuneration for referring or influencing referrals of patients or services covered by such programs as prohibited by the statutes. If the Company is deemed to be in a position to make or influence referrals from or the Affiliated Medical Practices or to individual physicians, the operations of the Company could be subject to scrutiny under federal and state anti-kickback and anti-referral laws. In addition, management believes that the methods used to acquire medical facilities and other assets and to recruit new physicians do not violate anti-kickback and self-referral laws and regulations. Specifically, management believes the consideration paid by the Company to physicians to acquire assets in their practices is consistent with fair market value in arm's length transactions and not intended to induce the referral of patients. Should this practice be deemed to constitute an arrangement designed to induce the referral of Medicare or Medicaid patients, then such could be viewed as possibly violating anti-kickback and anti-referral laws and regulations. A determination of liability under any such law could have a material adverse effect on the Company's revenue. The Company does not believe that its operations generally are likely to be challenged or, if challenged, likely to be subject to a successful enforcement action.

          Prohibitions on Certain Referrals. The Omnibus Budget Reconciliation Act of 1993 ("OBRA") significantly expands the prohibitions against physician referrals. These prohibitions, commonly known as "Stark II," dramatically enlarged the field of physician-owned or physician-interested entities to which the referrals prohibitions apply. Stark II prohibits a physician from referring Medicare or Medicaid patients to an entity providing "designated health services" in which the physician has an ownership or investment interest, or with which the physician has entered into a compensation arrangement. The designated health services include radiology services and radiation therapy services and supplies. However, the Company believes its activities fall within the range of permissible activities defined in Stark II, including, but not limited to, the provision of in-office technical services. The Company does not believe that Stark II will adversely affect the operations of the Company.

          Prohibitions on Certain Compensation Arrangements. The OBRA legislation also prohibits physician group practices from developing compensation or bonus arrangements that are directly related to the volume or value of referrals by a physician in the group for designated health services. While there are no regulatory guidelines or case law interpretations of this provision of OBRA, the Company believes that the compensation arrangements of the physicians owning and the physicians employed by the Affiliated Medical Practices are in compliance with the OBRA requirements.

          Cosmetic Laser Treatment. The cosmetic laser treatment industry is subject to certain federal regulations established by the Food and Drug Administration for the use of certain lasers for various procedures. In addition, some states have established industry regulations adapted from the standards set by national accrediting bodies such as the Conference of Radiation Control Program Directors. With laser treatments emerging as the principal trend in cosmetic skin care, Rejuve will operate in a highly competitive climate. There are currently several well-capitalized corporations who have entered this industry. The industry is also dominated by individual physicians performing such procedures in small office practice settings. There are also potential liabilities and exposure to future litigation in this emerging industry in which the long term effects of laser-based treatment are not fully known.

          Antitrust Regulation. Because the Affiliated Medical Practices associated with the Company remain separate legal entities, they may be deemed competitors subject to a range of antitrust laws that prohibit anti-competitive conduct, including price fixing, concerted refusals to deal and division of market. If the Affiliated Medical Practices and Oncology Centers are deemed by regulatory authorities or courts to be part of a single entity or system, they may be subject to antitrust laws that prohibit anti-competitive combinations or activities in excess of an immaterial size. The Company believes that it is in compliance with the antitrust laws, but there can be no assurance that the Company's interpretation is consistent with that of federal or state authorities or courts or that such circumstances will remain as the Company grows and matures and as further regulation and interpretations are promulgated. The impact of the antitrust laws in such circumstances could have a material adverse effect on the Company's results of operations.

          Regulatory Compliance. The Company believes that health care regulations will continue to change and, as a result, regularly monitors developments in health care law. The Company expects to modify its agreements and operations from time to time as the business and regulatory environments change. While the Company believes it will be able to structure all its agreements and operations in accordance with applicable law, there can be no assurance that its arrangements will not be successfully challenged. Any such challenge could have a material adverse effect on the Company's results of operations.

          Federal and State Laws Regulating Insurance Companies, HMOs and Other Managed Care Organizations. Many states also regulate the establishment and operation of networks of health care providers. Generally, these laws do not apply to the hiring and contracting of physicians by other health care providers. There can be no assurance that regulators of the states in which the Company operates would not apply these laws to require licensure of the Company's operations as an HMO, an insurer or a provider network. The Company believes that it is in compliance with these laws in the states in which it does business, but there can be no assurance that interpretations of these laws by the regulatory authorities in these states or in the states in which the Company may expand will not require licensure or a restructuring of some or all of the Company's operations.
     In the event that the Company is required to become licensed under these laws, the licensure process can be lengthy and time consuming and, unless the regulatory authority permits the Company to continue to operate while the licensure process is progressing, the Company could experience a material adverse change in its business while the licensure process is pending. In addition, many of the licensing requirements mandate strict financial and other requirements which the Company may not immediately be able to meet. Further, once licensed, the Company would be subject to continuing oversight by and reporting to the respective regulatory agencies.

          Managed Care Contracts. As an increasing percentage of the population is covered by HMOs and other managed care organizations, the Company believes that its success will, in part, be dependent upon its ability to negotiate contracts with HMOs, employer groups and other private third party payors, pursuant to which services will be provided on a risk-sharing or capitated basis. Under some of these agreements, the health care provider may accept a pre-determined amount per month per patient in exchange for providing all necessary covered services to the patients covered under the agreement. These contracts pass much of the risk of providing care from the payor to the provider. The proliferation of these contracts in markets served by the Company could result in greater predictability of revenues, but less certainty with respect to expenses. There can, however, be no assurance that the Affiliated Medical Practices or the Company on their behalf will be able to negotiate satisfactory arrangements on a risk-sharing or capitated basis. In addition, to the extent that patients or enrollees covered by these contracts require in the aggregate more frequent or extensive care than is anticipated, operating margins may be reduced or the revenue derived from these contracts may be insufficient to cover the costs of the services provided. As a result, the Affiliated Medical Practices may incur additional costs, which would reduce or eliminate anticipated earnings under these contracts. Any such reduction or elimination of earnings of the Affiliated Medical Practices would have a material adverse effect on the Company's results of operations.

          Confidentiality Requirements. Medical transcription services are subject to statutory and common law requirements regarding the confidentiality of patient medical information. The Company requires its personnel to agree to keep all patient medical information confidential and monitors compliance with applicable confidentiality requirements. Any violation of such confidentiality requirements could have a material adverse effect on the Company's results of operations.

          Court Reporting Services. Due to the large volume, complexity and high cost of litigation in the United States, various proposals are under consideration to limit the number and length of pretrial depositions, and to substitute audio and/or video-tape recording of stenographic transcription of legal proceedings which may reduce or eliminate the use of court reporters. In addition, alternatives to litigation, such as mediation and arbitration, are increasingly being utilized. These or other trends that reduce litigation and related pretrial depositions could adversely impact ALR's revenues. ALR's revenues can also be adversely affected by a general economic recession that reduces demand for court reporters.

          ALR currently competes with other companies offering many of the same services. Competition is based on factors such as the existence of personal relationships with clients and other reporting agencies, price and the quality of services provided. Some of ALR's competitors are larger, have greater resources and are more established than ALR. ALR's business is also subject to changes in technology and new service introductions. Accordingly, ALR's ability to compete will be dependent upon its ability to adapt to technological changes in the industry and to develop services based on those changes to satisfy client requirements.

          The business strategy of ALR involves growth through acquisitions and internal development. ALR is subject to various risks associated with its growth strategy, including the risk that it will be unable to identify and recruit suitable acquisition candidates in the future or to integrate and manage acquired court reporting businesses. The costs associated with such activities could adversely affect ALR's operating results.

          Integration of Acquisitions. An important part of the Company's strategy is to expand through acquisitions that either expand or complement its business. There can be no assurance that the Company will be able to identify and acquire acceptable acquisition candidates on terms favorable to it or that it will be able to successfully integrate such acquisitions, once acquired. A substantial portion of the Company's capital resources could be used to fund these acquisitions. In addition, acquisitions involve a number of special risks, including adverse short-term effects on the Company's operating results, the diversion of management's attention, the dependence on retention, hiring and training of key personnel and risks associated with unanticipated problems or legal liabilities, some or all of which could have a material adverse effect on the Company's operations and financial performance. The failure to complete acquisitions or to integrate such acquisitions, once acquired, also could have a material adverse effect on the Company's operations and financial performance.

          Dependence on Foreign Operations. The Company is dependent on the continued operation and efficiency of the operations of EquiMed Overseas. The ability of EquiMed Overseas to successfully provide billing, information, technology and outsourcing services to its clients is subject to interruption or disruption based on labor force issues, worldwide telecommunications problems and failures and political upheaval in the countries where EquiMed Overseas operates. In addition, changes in local tax policies in such countries could adversely affect EquiMed Overseas' operating results.

     Competition

          The Company's oncology center and medical practice management businesses operate in a highly competitive environment. The Company and the Affiliated Medical Practices generally compete with other health care providers for acquisitions of medical facilities, physician resources and patients. As a result of several market factors and of the increasing regulation of the health care industry, the Company believes that others in the health care industry may adopt strategies similar to those of the Company. Many of these potential competitors have significantly greater resources than the Company.

          The Company's net revenues are substantially dependent upon the continued success of the Oncology Centers and the Affiliated Medical Practices. These practices and centers face competition from several types of health care service providers, including sole practitioners, single and multi-specialty groups, hospitals and managed care organizations.

     Employees

          As of December 31, 1996, EquiMed employed 185 persons on a full-time basis and 50 persons on a part-time basis. As of December 31, 1996, the Affiliated Medical Practices employed 27 physicians. The Company provides a variety of employment benefits and considers its relationship with its employees to be good. There are no collective bargaining agreements to which the Company is a party. As of May 31, 1997, as a result of the acquisitions described in this Item 1, EquiMed and its subsidiaries employ approximately 740 individuals, including approximately 500 individuals employed by EquiMed Overseas.

     Insurance

          The Company maintains insurance in an amount, based on historical claims and the nature and risk of its business, that it believes to be sufficient, including insurance for any vicarious liability of the Company that may result from its relationship with the Affiliated Medical Practices. In addition, the Company requires each of the Affiliated Medical Practices with which it contracts to maintain a designated level of professional liability insurance coverage. Such coverage will be provided in the future by Solemar, the Company's captive insurance company. The type of medical services provided by the Affiliated Medical Practices and at the Oncology Centers have inherent risks of liability and it can reasonably be expected that medical malpractice claims will be made against the Company in the future. The Company has been subject to malpractice claims in the past, and its malpractice insurance has provided adequate coverage against such claims. Any future claims could adversely effect the Company's reputation in the medical community and also could have a material adverse effect on the Company's financial condition depending upon the number, size and insurance coverage for such claims.

     Important Factors Regarding Forward-Looking Statements

          Some of the information presented in this Form 10-K Report constitutes forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results of the Company's operations will not differ materially from its expectations. Factors which could cause actual results to differ from expectations include, among others, the risk factors discussed in this Item 1 and those risks and uncertainties described in the Company's prior reports and registration statements filed with the Securities and Exchange Commission. Specific reference is made to the risks and uncertainties described in the Company's Registration Statement on Form S-4, Amendment No. 2, Registration No. 333-12773 (October 15, 1996).

     ITEM 2.  PROPERTIES

          The Company leases office space from an entity wholly owned by Dr. Colkitt at 2171 Sandy Drive, State College, PA 16803, where its executive offices are located. The annual rental for 1996 was $80,231 and the lease expires in March 2000. In addition, the Company leases space for its centers and patient treatment locations under various lease arrangements. The Company believes its existing space is adequate and suitable for its current and anticipated needs. To the extent the Company requires additional space, the Company believes that suitable additional space will be available on commercially reasonable terms.

     ITEM 3.  LEGAL PROCEEDINGS.

          On March 21, 1996, the Company entered an appearance as a plaintiff to a declaratory judgment action commenced August 30, 1995, in the Delaware Court of Chancery on behalf of eight corporations which were merged into the Oncology Group prior to its Merger into the Company. The litigation seeks a declaration that an August 1995 merger of the eight corporations (described in detail in previous filings of the Company with the Securities and Exchange Commission) were effected in accordance with applicable Delaware law and that the merger consideration was fair to the former minority stockholders. The former minority stockholders of the eight corporations have filed answers and counterclaims in the Delaware action against the Company and other counterclaim defendants, for breach of fiduciary duty, breach of contract, fraud and violations of Delaware statutory law. The counterclaims seek rescission of the August 1995 mergers of the eight corporations and compensatory and/or rescissory damages.

          Dr. Colkitt and the entities that were merged into the Company pursuant to the Merger believe that they have meritorious defenses to the allegations of the former minority stockholders. Dr. Colkitt has entered into an agreement with the Company to fully indemnify the Company against any damage, loss, expense or liability, including attorneys' fees and expenses, incurred by the Company resulting from the litigation with the former minority stockholders. Pursuant to pledge agreements securing such indemnification, among other things, as of June 6, 1997 Dr. Colkitt has pledged approximately 4,900,000 shares of Common Stock to secure the indemnity obligation, having a value of approximately $16,080,00 as of May 30, 1997. Such value is less than the value of Common Stock Dr. Colkitt is required to pledge pursuant to the pledge agreements, however, because of a number of factors, Dr. Colkitt intends to ask the Company's Board of Directors to re-evaluate the terms of the pledge agreements. See "ITEM 11. EXECUTIVE COMPENSATION - Compensation Committee Interlocks and Insider Participation."

          On May 15, 1997, the Company filed a Demand for Arbitration before the American Arbitration Association in Philadelphia, Pennsylvania to enforce certain terms of the Asset Purchase Agreement dated October 7, 1996 between the Company and PRG (the "Agreement") and to recover damages for breach of the Agreement by PRG. Under the Agreement, the Company sold substantially all of the assets of its Ophthalmology Division to PRG and also agreed, during the period beginning November 1996 and ending April 1997, to assist PRG in the acquisition of additional ophthalmology practices. In return for such additional services, the Company was entitled to receive from PRG certain fees and expenses based upon the status of such additional acquisitions as of May 15, 1997. PRG failed to make the May 15, 1997 payment to the Company and has advised the Company that it does not intend to make such payment. Under the Demand for Arbitration, the Company is also seeking damages in connection with PRG's refusal to provide the Company's representatives with access to financial records of the Ophthalmology Division, which refusal has delayed the Company's ability to complete its annual audit and filings required under the Exchange Act. There can be no assurance that PRG will not assert a material counterclaim against the Company. In addition, there can be no assurance that the Company will recover any money as a result of its arbitration claim.

          The Company and its subsidiaries are not presently parties nor is the Company's property subject to any other material litigation or proceedings, other than the litigation described above and other litigation incidental to business.

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None.

                                    PART II
                                    -------


     ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

          The following table sets forth, for the periods indicated, the high and low sale prices for the Common Stock of EquiMed or of EquiVision, its legal predecessor. The Common Stock is traded under the symbol EQMD on the Nasdaq National Market.

                                                            High    Low
                                                           ------  ------
     1996
          4th Quarter....................................  $ 8.13  $ 3.48
          3rd Quarter....................................    8.75    6.88
          2nd Quarter....................................   12.88    7.00
          1st Quarter(1).................................   16.00   12.25

     1995
          4th Quarter(1).................................  $14.75  $ 9.50
          3rd Quarter(1).................................   16.00   10.00
          2nd Quarter(1).................................   10.25    7.00
          1st Quarter(1).................................   10.00    7.00
                                                           ------  ------

     ----------------------
     (1) The information for a portion of the first quarter of 1996 and for all quarters in 1995 reflects the high and low sale prices for the Common Stock of EquiVision, the Company's legal predecessor, and reflects the one-for-two reverse stock split that was effective upon the consummation of the Merger effective February 2, 1996. The common stock of EquiVision was traded under the symbol EQVN on the Nasdaq SmallCap Market until January 3, 1996, and thereafter on the Nasdaq National Market until February 2, 1996.

          As of April 30, 1997, there were approximately 225 holders of record of the Common Stock.

          The Company, including its legal predecessor, EquiVision, has never declared or paid any cash dividends on its Common Stock. The Company currently intends to retain earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future. Any payment of future dividends will be at the discretion of the Board of Directors and will depend upon, among other things, the Company's earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends and other relevant factors.

     ITEM 6.  SELECTED FINANCIAL DATA

          The following income statement and balance sheet data have been derived from the audited consolidated financial statements of the Company and of the Oncology Group, predecessor entity for financial reporting purposes to the Company. The selected financial data below should be read in conjunction with the consolidated financial statements and notes thereto and "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

                                           Year Ended December 31,
                             -------------------------------------------------
                              1992      1993       1994     1995       1996
                              ----      ----       ----     ----       ----
                                     (in thousands, except per share data)

     Net revenues..........  $31,076   $40,086   $52,266   $58,884    $ 99,115

     Costs and expenses:
       Professional
        expenses...........    8,062    10,554    13,486    15,054      26,479
       Center operating
        expenses...........    8,993    12,089    14,738    18,120      42,422
       General and
        administrative
        expenses...........    3,047     5,214     7,257     7,383       8,755
       Depreciation and
        amortization.......    1,680     2,176     2,563     2,682       6,040
       Interest expense:
         Related parties...       88       279       826       936         643
         Other.............    1,301     1,366     1,357     1,028       1,905
         Loss on sale of
          receivables......       --        --        --       885         640
       Other income, net...     (169)     (115)     (175)     (637)       (723)
       Loss on sale of
        division...........       --        --        --        --      31,112
                             -------------------------------------------------
     Total costs and
      expenses.............   23,002    31,563    40,052    45,451     117,273
                             -------------------------------------------------

     Income (loss) before
      minority interest
      income taxes and
      extraordinary
      charge...............    8,074     8,523    12,214    13,433     (18,158)

     Minority interest.....      668       995     1,947       831       1,171
                             -------------------------------------------------

     Income (loss) before
      income taxes and
      extraordinary
      charge...............    7,406     7,528    10,267    12,602     (19,329)

     Provision for income
      taxes................    1,735     1,058     1,704     2,404      10,613
     Cumulative effect of
      change in income
      tax status...........       --        --        --        --       1,277
                             -------------------------------------------------
     Total provision for
      income taxes.........    1,735     1,058     1,704     2,404      11,890
                             -------------------------------------------------
     Income (loss) before
      extraordinary charge.  $ 5,671   $ 6,470   $ 8,563   $10,198    $(31,219)

     Extraordinary charge
      for early
      extinguishment
      of debt (net of
      income taxes $85)....       --        --        --        --         127
                             -------------------------------------------------

     Net income (loss).....  $ 5,671   $ 6,470   $ 8,563   $10,198    $(31,346)
                             =================================================

     Earnings per share:
       Net loss before
        extraordinary
        charge.............                                           $  (1.13)
       Extraordinary
        charge for early
        extinguishment
        of debt............                                              (0.01)
                                                                      --------
       Net loss............                                           $  (1.14)
                                                                      ========

     Weighted average shares outstanding.................                                                               27,577,000

     Supplemental unaudited pro forma information:
       Net income, as above..............................         $   5,671    $     6,470     $     8,563   $    10,198
       Pro forma adjustment to income tax
         expense.........................................             1,654          2,211           3,330         3,391
                                                                  ------------------------------------------------------
       Pro forma net income..............................         $   4,017    $     4,259     $     5,233   $     6,807
                                                                  ======================================================

       Pro forma net income per share....................         $    0.19    $      0.20     $      0.25   $      0.33
                                                                  ======================================================

       Pro forma weighted average shares
        outstanding......................................        20,784,000     20,784,000      20,784,000    20,784,000
                                                                ========================================================

                                                                                  Year Ended December 31,
                                                              ---------------------------------------------------------------------
                                                                                      (in thousands)
                                                                   1992          1993            1994          1995          1996
                                                                   ----          ----            ----          ----          ----
     Balance Sheet Data:
     Cash and cash equivalents...........................       $   1,554      $   1,824       $   2,565     $     824    $ 27,010
     Intangibles.........................................              --             --           1,224         1,664       5,490
     Total assets........................................          20,380         24,262          27,361        20,579      71,591
     Long-term debt and capital lease obligations, less
       current portion...................................          11,431         11,593          13,034        10,349       5,829
     Stockholders' equity(deficit).......................          (1,733)        (2,304)         (4,091)      (10,145)     35,464

     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included elsewhere herein.

          Some of the information presented in this Form 10-K constitutes forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results of the Company's physician practice management operations and acquisition strategy and their effect on the Company's results of operations will not differ materially from its expectations. See "ITEM 1. BUSINESS - Important Factors Regarding Forward-Looking Statements."

          Overview

          The predecessor companies of the Oncology Group and of EquiMed commenced operation in February 1987. As of December 31, 1995, the Oncology Group owned or operated a total of 30 radiation oncology centers located in Arizona, Florida, Illinois, Maryland, New Jersey, New York, North Carolina, Ohio and Pennsylvania. The Oncology Group also managed four radiation oncology centers in Maryland, New Jersey, New York and Pennsylvania and planned to open an additional center in Massachusetts.

          The Oncology Group was formed for the purpose of effecting the Merger and, immediately prior to consummation of the Merger, acquired all of the stock or assets of various corporations and certain partnership interests which owned or controlled 30 radiation oncology centers. In addition, the Oncology Group entered into Management Agreements with the Affiliated Medical Practices associated with such centers. See "ITEM 1. BUSINESS - Company History."

          The Management Agreements are for an initial 40-year term and provide for successive automatic renewals. While EquiMed can terminate the Management Agreements without cause, the Affiliated Medical Practices can terminate the Management Agreements only in the event of non-payment by EquiMed of certain obligations of the Affiliated Medical Practices.
     EquiMed has the unilateral right to not extend the renewal provisions of the Management Agreements. Because of the provisions of the Management Agreements, the Company currently records all revenue, expenses and results of operations of the Affiliated Medical Practices in its financial statements.

          Dr. Colkitt has granted to the Company, or its designee, an irrevocable option to acquire for a nominal amount the common stock of each of the Affiliated Medical Practices that he owns. The exercise periods of these option agreements coincide with the duration of the related Management Agreements.

          EquiMed and its predecessor companies have grown principally through the development of new Oncology Centers either alone or jointly with other entities such as hospitals. Such development is based on EquiMed's internal assessment of market feasibility, design and construction of centers, physician and staff recruitment and acquisition of equipment. In addition, EquiMed acquired existing radiation oncology centers in Tampa, Florida, Brooklyn, New York, Salisbury, North Carolina and Southampton, Pennsylvania and expects that this strategy will become a more significant factor in generating future growth. More recently, the Company has become a holding company for a variety of entities providing a range of information technology, transcription and outsourcing services.

          The table below indicates, as of the dates noted, the number of Oncology Centers operated by EquiMed and its predecessor companies and full-time oncologists contracting with or employed by Affiliated Medical Practices associated with such centers with which the Company has Management Agreements. In 1996, the Company acquired interests in one Oncology Center and entered into Management Agreements with two complementary subspecialty medical practices in urology and internal medicine.

                              1993              1994              1995              1996
                         Q1  Q2  Q3  Q4    Q1  Q2  Q3  Q4    Q1  Q2  Q3  Q4    Q1  Q2  Q3  Q4
     Oncologists         22  24  26  28    29  33  34  35    37  37  36  36    38  38  39  40
     Oncology Centers    20  22  23  24    25  26  27  28    30  30  30  30    32  32  33  34

          A substantial portion of EquiMed's revenue is derived from government health care reimbursement programs, commercial insurance carriers and other third party payors, all of which payors have instituted cost containment measures designed to limit payments made to health care providers such as EquiMed. Continued cost containment efforts by private and government insurers may have a material adverse effect on EquiMed. For example, the recently implemented Medicare RBRVS payment system has reduced Medicare reimbursement rates for certain of the procedures performed at the Oncology Centers and Affiliated Medical Practices. Future implementation of such a system with respect to third party payors, which has been advocated, would adversely affect EquiMed's operating margins to the extent that the cost of providing medical services could not be concomitantly reduced.

          Results of Operations

          The following table sets forth certain financial data of the Company for the three years ended December 31, 1994, 1995 and 1996.

                                                                 Year Ended
                                                                December 31,
                                           -------------------------------------------------------------
                                                 1994                1995                    1996
                                                 ----                ----                    ----
                                                           (dollars in thousands)
                                              $        %           $        %             $         %
                                           --------  ------     --------  ------      ----------  ------

     Net Revenues                          $52,266   100.0%     $58,884   100.0%       $ 99,115   100.0%
     Costs and Expenses:
      Professional expenses                 13,486    25.8       15,054    25.6          26,479    26.7
      Center operating expenses             14,738    28.2       18,120    30.8          42,422    42.8
      General and administrative
        expenses                             7,257    13.9        7,383    12.5           8,755     8.8
      Depreciation and amortization          2,563     4.9        2,682     4.6           6,040     6.1
      Interest expense                       2,183     4.2        2,849     4.8           3,188     3.2
      Other (income) expense,
        net                                   (175)   -0.3         (637)   -1.1            (723)   -0.7
      Loss on sale of division                   -     0.0            -     0.0          31,112    31.4
                                           -------   -----      -------   -----        --------   -----
     Total costs and expenses               40,052    76.6       45,451    77.2         117,273   118.3

     Income (loss) before income taxes
       and minority interest                12,214    23.4    13,433    22.8     (18,158)  -18.3
     Minority interest                       1,947     3.7       831     1.4       1,171     1.2
                                           -------   -----   -------   -----    --------   -----
     Income (loss) before income taxes
       and extraordinary charge             10,267    19.6    12,602    21.4     (19,329)  -19.5
     Provision for income taxes              1,704     3.3     2,404     4.1      11,890    12.0
     Extraordinary charge for
       early extinguishment
       of debt                                  --     0.0         -     0.0         127     0.1
                                           -------   -----   -------   -----    --------   -----

     Net Income (Loss)                     $ 8,563    16.4%  $10,198    17.3%   $(31,346)  -31.6%

      Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

       At December 31, 1996, the Company owned, operated or managed 34 Oncology Centers and managed the Affiliated Medical Practices associated therewith, compared with 30 owned, operated or managed Oncology Centers at December 31, 1995.

       Net revenues increased for the year ended December 31, 1996 as compared to December 31, 1995 by $40,231,000 or 68.3% from $58,884,000 in 1995 to
     $99,115,000 in 1996. The increased net revenues in 1996 includes $42,200,000 attributable to the Merger with EquiVision that was consummated on February 2, 1996 and $2,100,000 in net revenues associated with the MSO Division which was first established by the Company in 1996. Effective November 1, 1996, the Company sold its Ophthalmology Division, formerly doing business as EquiVision. Excluding revenues from the Ophthalmology Division, net revenues of the Company decreased in 1996 as compared to 1995 by $1,969,000 or 3.3%. The decrease was due to (i) a reduction in reimbursements from third party payors for services rendered, and (ii) the discontinuance of the diagnostic radiology department associated with one of the existing Oncology Centers. This reduction in revenues was partially offset by the acquisition and opening of four additional Oncology Centers in 1996.

       Professional expenses increased in 1996 by $11,425,000 or 75.9% as compared to 1995. The increase was entirely attributable to the Merger.
     As a percentage of net revenues, professional expenses were 26.7% in 1996 as compared to 25.6% in 1995. Professional expenses excluding those associated with the Merger decreased to $14,262,000 in 1996 as compared to $15,054,000 in 1995, a decrease of 5.3%. This decrease corresponded to the decrease in net revenues for the year ended December 31, 1996. Most of the physicians affiliated with the Company are compensated under a contractual formula based upon the profitability of the center at which they provide medical services, and accordingly, professional expenses are directly affected by revenue generation.

       Center operating expenses for the oncology and ophthalmology centers increased from $18,120,000 in 1995 to $42,422,000 in 1996, an increase of $24,302,000 or 134.1%. This increase in expenses was attributable to the ophthalmology centers acquired through the Merger. As a percentage of net revenues, center operating expenses were 42.8% in 1996 as compared to 30.8% in 1995. The increase in percentage was due to the higher costs associated with operating ophthalmology centers as compared to Oncology Centers. Excluding the ophthalmology centers, center operating expenses, increased from $18,120,000 in 1995 to $18,761,000 in 1996, an increase of $641,000 or
     3.5%. Such increase in expenses primarily resulted from the expenses associated with the four additional Oncology Centers acquired or opened in 1996 and the offsetting decrease in expenses associated with the diagnostic radiology department discontinued.

       General and administrative expenses consist of legal, accounting, billing, development and corporate administrative expenses. General and administrative expenses increased to $8,755,000 in 1996 from $7,383,000 in 1995, an increase of $1,372,000 or 18.6%. As a percentage of net revenues, general and administrative expenses decreased from 12.5% in 1995 to 8.8% in 1996. Excluding the general and administrative expenses associated with the ophthalmology centers, expenses decreased to $6,756,000 in 1996 as compared to $7,383,000 in 1995, a decrease of 8.5%. This decrease resulted primarily from the cost reduction efforts instituted by the Company in response to the reduction in net revenues.

       Depreciation expense relates to property and equipment. Amortization consists primarily of the excess costs of acquired businesses over the fair value of the net identifiable assets acquired in connection with acquisitions. Depreciation and amortization increased to $6,040,000 in 1996 from $2,682,000 in 1995, an increase of $ 3,358,000 or 125.2%. Of such increase, $3,224,000, or 96%, was attributable to the ophthalmology centers acquired in the Merger and sold in connection with the Company's sale of its Ophthalmology Division.

       Interest expense increased from $2,849,000 in 1995 to $3,188,000 in 1996, an increase of 11.9%. The Merger accounted for $1,279,000 of the 1996 interest expense. Excluding these costs, interest expense decreased from 1995 to 1996 by $940,000, or 33.0%. This decrease resulted from the elimination of certain debt and capital lease obligations paid with proceeds received from the sale of Common Stock in the February 1996 public offering.

       Other income increased from $637,000 in 1995 to $723,000 in 1996, an increase of $86,000 or 13.5%. Other income includes income generated from management fees along with interest income earned on investments. The increase from 1995 to 1996 was realized through an increase in interest income, primarily earned through the investment of the proceeds received from the sale of the Ophthalmology Division in November 1996.

       For the year ended December 31, 1996, the Company recorded a loss on sale of $31,112,000 related to the sale of the Ophthalmology Division effective November 1, 1996.

       Minority interest represents equity interests in individual Oncology Centers held by entities other than the Company. Such entities include hospitals and other health care providers which enter into affiliation arrangements with the Company. Minority interest in the earnings of such centers increased by $340,000 or 40.9% in 1996 as compared to 1995 due to improved performance of these centers.

       The Company has provided for income taxes of approximately $5,456,000 for an estimated difference between the carrying amount of the assets sold for financial reporting and tax purposes. For the year ended December 31, 1996, the Company also recorded a cumulative adjustment of approximately $1,277,000 to establish deferred income taxes. Effective January 1, 1996, certain of the entities which comprised the Oncology Group ceased to qualify as S corporations and became subject to corporate income taxes.
     The change from S corporation to C corporation status required the Company to record the cumulative effect of deferred taxes due to this change in tax status.

      Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

       At December 31, 1995, the Oncology Group owned, operated or managed 30 Oncology Centers and managed the Affiliated Medical Practices associated therewith, compared with 28 Oncology Centers at December 31, 1994. In 1995, the Oncology Group acquired one existing center and developed one new center.

       Net revenues increased for the year ended December 31, 1995 as compared to December 31, 1994 by 13% to $58,884,000. The increase in 1995 was primarily attributable to an increase in volume as measured by treatments rendered. Treatment volume in 1995 exceeded that of 1994 by approximately 19%, with 42% of such increase produced by centers newly opened or acquired during 1995.

       Professional expenses increased in 1995 by 12% as compared to 1994, rising from $13,486,000 to $15,054,000. This increase corresponded closely with the increase in net revenues for the period. The affiliated physicians are compensated under a contractual formula based upon the profitability of the center at which they perform services and, accordingly, professional expenses are directly affected by revenue generation.

       Center operating expenses increased 23% in 1995 as compared to 1994, rising from $14,738,000 to $18,120,000. Of this increase of $3,382,000 (i)
     approximately 69% resulted from an increase in non-personnel costs related to new centers, (ii) approximately 23% resulted from an increase in the number of non-physician personnel required to support both new centers and an increase in volume at certain existing centers, and (iii) approximately 8% resulted from an increase in compensation earned by non-physician personnel.

       General and administrative expenses consist of legal, accounting, billing, development and corporate administrative expenses. General and administrative expenses increased to $7,383,000 in 1995 from $7,257,000 in 1994, or an increase of 2%. This increase resulted primarily from increased volume and the number of centers, increased development efforts and the effect of the engagement of NMFS to provide billing and accounting services at a fee of 4% of cash collections. As a percentage of net revenues, general and administrative expenses decreased to 12.5% in 1995 from 13.9% in 1994.

       Depreciation consists of depreciation of property and equipment. Amortization consists primarily of the excess costs of acquired businesses over the fair value of the net identifiable assets acquired in connection with acquisitions. Depreciation and amortization increased to $2,682,000 in 1995 from $2,563,000 in 1994 or an increase of 4.6%.

       Interest expense increased in 1995 compared to 1994 as a result of interest charges relating to the Company's factoring of its accounts receivable during 1995.

       Minority interest represents interests in individual oncology centers held by entities other than the Oncology Group. Such entities have included hospitals or other such health care providers which affiliate with the Oncology Group. Minority interests in the earnings of such centers decreased 57% in 1995 as compared to 1994. This decrease of $1,116,000 was primarily the result of the Oncology Group acquiring increased ownership in several such practices.

       Liquidity and Capital Resources

       At December 31, 1996, the Company had cash and cash equivalents of $27,010,000. The Company also had outstanding debt balances of $7,586,000, which consisted of long-term debt and capital lease obligations.

       During the year ended December 31, 1996, the Company used cash in operating activities of $1,085,000, generated cash of $38,603,000 in investing activities, and used $11,332,000 in cash through financing activities. Cash flow from operating activities during the period ended December 31, 1996 included adjustments for the loss on sale of the Company's Ophthalmology Division of $31,112,000 and depreciation and amortization of $6,040,000 offset by an increase in receivables from affiliates of $8,960,000, an increase in accounts receivable of $1,319,000 and an increase in prepaid expenses and other current assets of $949,000. Net cash from investing activities of approximately $38,603,000 related primarily to the sale of the Company's Ophthalmology Division. The consideration consisted of approximately $55,077,000 in cash and the elimination of approximately $16,611,000 of liabilities related to the Ophthalmology Division. The Company used approximately $14,845,000 and $5,456,000 of the proceeds from the sale to pay off its line of credit facility with First Union National Bank relating to its Ophthalmology Division's operations and to pay taxes relating to the tax gain the Company realized on the sale of its Ophthalmology Division, respectively. The Company did not enter into any other credit facilities in 1996. Cash used in its investing activities principally reflected payments of $4,622,000 for Oncology Centers and Affiliated Medical Practices acquired and approximately $3,715,000 in purchases of property and equipment. Cash used in financing activities primarily related to repayments of long-term debt of $42,141,000 and repayments of obligations under capital leases totaling $4,884,000 offset by proceeds from issuance of common stock of $24,227,000 and proceeds from long-term debt of $15,879,000.

       The Company partially factors its accounts receivable. Proceeds to the Company from receivables sold under its accounts receivable purchase agreement with a factoring company were $27,393,000 and $45,726,000 for the years ended December 31, 1995 and 1996, respectively. During 1995 and 1996, the Company failed to comply with certain covenants of the receivable purchase agreement. Remedies available to the purchaser of its accounts receivable for these events of noncompliance include termination of the accounts receivable purchase agreement. The balance of the receivables transferred that remain uncollected was $4,250,000 and $4,896,000 at December 31, 1995 and 1996, respectively.

       At December 31, 1995, the Oncology Group had cash and cash equivalents of $824,000. The Oncology Group also had outstanding debt balances of $14,589,000, of which $10,349,000 consisted of long-term debt and capital lease obligations.

       During the period ended December 31, 1995, the Oncology Group generated cash from operating activities of $18,196,000 and used cash of $328,000 and $19,609,000 in investing and financing activities, respectively. Cash flow from operating activities during the period ended December 31, 1995 principally included net income of $10,198,000 as well as $2,682,000 of depreciation and amortization adjustments. Cash used in investing activities principally reflected purchases of property and equipment. Cash used in financing activities reflected the repayment of long-term debt and capital lease obligations as well as distributions to the principal owner and minority holders.

       At December 31, 1995, the Oncology Group had a capital deficiency of $10,145,000, primarily as a result of distributions and deemed distributions of available cash to the Oncology Group's shareholders and partners.

       In 1995, the Oncology Group made no material capital expenditures.

       In 1995, the Oncology Group acquired or developed two Oncology Centers and related Affiliated Medical Practices.

       The Company believes that income from operations will be sufficient to fund its capital expenditures and working capital requirements.

      Effects of Recent Accounting Pronouncements

       In June 1996, the Financial Accounting Standards Board issued Statement of Accounting Standard No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" which becomes effective for transactions occurring after December 31, 1996. The adoption of this standard is not expected to have a material effect on the Company's financial position or results of operations.

       In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128 "Earnings per Share" ("SFAS 128"), which will change the current method of computing earnings per share. The new standard requires presentation of "basic earnings per share" and "diluted earnings per share" amounts, as defined. SFAS 128 will be effective for the Company's quarter and year ending December 31, 1997, and upon adoption, all prior-period earnings and per share data presented will be restated to conform with the provisions of the new pronouncement. Application earlier than the Company's quarter ending December 31, 1997 is not permitted. The Company does not believe the application of the new standard will materially impact the financial statements.

     ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The financial statements and supplementary financial data required by this Item 8 are set forth following Item 14 of this Form 10-K.


     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III
                                    --------



     ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The executive officers, directors and other significant employees of the Company are as follows:

     Name                            Age      Position
     ----                            ---      --------

Douglas R. Colkitt, M.D.(1)(3)        43  Chairman of the Board of Directors and
                                          Chief Executive Officer
Larry W. Pearson(1)                   50  President and Director
Gene E. Burleson                      56  Director
Jerome Derdel, M.D.                   46  Director
Brian C. Smith(2)                     38  Director
Daniel Beckett                        38  Chief Financial Officer
Marcy L. Colkitt, Esquire             34  Secretary and General Counsel

------------------
     (1)  Member of the Compensation Committee.
     (2)  Member of the Audit Committee.
     (3) Dr. Colkitt resigned as a member of the Audit Committee effective January 1, 1997.

          The following sets forth certain information with respect to the members of the Board of Directors, the executive officers and other significant employees of the Company.

          Douglas R. Colkitt, M.D. has been the Chairman of the Board of Directors of the Company since the Merger in February 1996 and Chief Executive Officer since January 1997. Prior to the Merger, Dr. Colkitt was the Chairman of the Board of Directors of EquiVision since its inception in October 1991. In addition to practicing medicine as a board certified oncologist since 1979, Dr. Colkitt owns several medical businesses, including the businesses comprising Colkitt Oncology Group, Inc. where he served as Chairman, President and Chief Executive Officer from 1986 until the Merger in February 1996. Dr. Colkitt is the Chairman of National Medical Financial Services Corporation, a publicly traded company engaged in medical billing services. Dr. Colkitt received a B.A. from Washington and Jefferson College, an M.D. from the University of Pennsylvania and an M.B.A. from the Wharton School of the University of Pennsylvania.

          Larry W. Pearson has been President and a director of the Company since the Merger in February 1996. From February 1996 until December 1996, Mr. Pearson was also Chief Executive Officer of the Company. Mr. Pearson was a founder of EquiVision and was President, Chief Executive Officer and a director of EquiVision from its inception in October 1991 until the Merger in February 1996. Mr. Pearson is a graduate of Georgia Institute of Technology. Mr. Pearson has resigned his positions as President and a director of the Company effective June 15, 1997.

          Gene E. Burleson has been a director of the Company since December 1996. Mr. Burleson is Chairman of the Board, President and Chief Executive Officer of GranCare, Inc. Mr. Burleson served as President and Director of GranCare, Inc. from 1989 through December 1990 when he was named Chief

     Executive Officer. Mr. Burleson became the Chairman of the Board of GranCare, Inc. in 1994. GranCare, Inc., a publicly traded company, is a leading provider of specialty medical services and long term care, operating 139 skilled nursing facilities in 15 states. Mr. Burleson is also Chief Executive Officer and a director of Vitalink Pharmacy Services, Inc., a publicly traded company that provides pharmacy services to skilled nursing facilities. Mr. Burleson is also a director of Alternative Living Services, Inc., Deckers Outdoor Corporation and Walnut Financial Services. Mr. Burleson is a graduate of East Tennessee State University where he received his B.S. in accounting. Mr. Burleson received his M.B.A. from the University of Tennessee, in Knoxville, Tennessee. Mr. Burleson has resigned as a director of the Company effective June 22, 1997.

          Jerome Derdel, M.D. has been a director of the Company since June 1996. Dr. Derdel is a board certified radiation oncologist since 1983 and currently serves as the Medical Director of the Radiation Oncology Department at Centre Community Hospital in State College, Pennsylvania. Dr. Derdel is a graduate of John Carroll University in Cleveland, Ohio, where he received his B.S. in Physics. Dr. Derdel received his M.D. from the University of Bologna, Italy.

          Brian C. Smith has been a director of the Company since the Merger in February 1996 and prior thereto served as a director of EquiVision from November 1993 until February 1996. Since June 1994, Mr. Smith has served as President and Chief Executive Officer of B. Castle Smith & Company, a managed care advisory services firm. From 1988 until June 1994, Mr. Smith served as Vice President, Network Development for Health Net, a federally qualified HMO based in Woodland Hills, California. Mr. Smith received a B.S. from the University of California at Riverside. Mr. Smith has resigned as a director of the Company effective June 15, 1997.

          Daniel L. Beckett has served as the Chief Financial Officer of the Company since November 1996 having previously served from May through November 1996 as Controller. From February through May 1996, Mr. Beckett was in charge of financial analysis for the Company. Mr. Beckett previously served as the Controller for Oncology Services Corporation, a corporation affiliated with the Oncology Group prior to the Merger, from October 1991 to February 1996. Mr. Beckett is a graduate of Grace College in Winona Lake, Indiana where he received his B.S. degree in Business Administration and Accounting.

          Marcy L. Colkitt, Esq. has served as Secretary of the Company since November 1996 and as its general counsel since February of that year. Prior to assuming the role as general counsel to the Company, Ms. Colkitt served as general counsel to Oncology Services Corporation, a corporation affiliated with the Oncology Group prior to the Merger, from 1992 through 1996. From 1988 through 1992 Ms. Colkitt was an associate of the Pittsburgh law firm of Reed, Smith, Shaw & McClay. Ms. Colkitt currently participates as a board member in several charitable cancer organizations and is a member of the Pennsylvania and American Bar Associations. Ms. Colkitt is a graduate of Washington and Jefferson College in Washington, Pennsylvania, where she received dual degrees including a B.A. in Chemistry and a B.A. in Business Administration. Ms. Colkitt received her J.D. from the University of Pennsylvania in Philadelphia, Pennsylvania.

          Stephen F. Brint, M.D., a director of EquiVision and a director of the Company since the Merger in February 1996 resigned as a director of the Company in November 1996 in connection with the sale of the Ophthalmology Division to PRG.

     Classes of Directors

          The Board of Directors currently has five members and is divided into two classes. Class I Directors will serve until the Annual Meeting of Stockholders in 1998 and thereafter for terms of two years until their successors have been elected and qualified. Class II Directors will serve until the Annual Meeting of Stockholders in 1997 and thereafter for terms of two years until their successors have been elected and qualified. Currently, Larry W. Pearson, Brian C. Smith and Jerome Derdel, M.D. are Class I Directors and Douglas R. Colkitt and Gene E. Burleson are Class II Directors.

     Meetings and Committees of the Board of Directors

          The Company has an Audit Committee and a Compensation Committee, but does not have a Nominating Committee.

          In 1996, the Audit Committee consisted of Mr. Smith and Dr. Colkitt. The functions of the Audit Committee generally include reviewing with the Company's independent auditors the scope and results of their engagement and reviewing the adequacy of the Company's systems of internal accounting controls. The Audit Committee held one meeting in 1996. Beginning as of January 1, 1997, the Audit Committee consisted of Mr. Smith until his resignation from the Board of Directors when Dr. Derdel will serve as the member of the Audit Committee. The Board of Directors intends to appoint additional independent directors and anticipates appointing new members to the Audit Committee at that time.

          In 1996, the Compensation Committee consisted of Mr. Pearson, Dr. Derdel and Dr. Colkitt. Mr. Pearson resigned from the Compensation Committee on March 2, 1996. The functions of the Compensation Committee are to review and evaluate the compensation of the Company's executive officers, administer the Company's Stock Option Plan and establish guidelines for compensation of other personnel. The Compensation Committee held two meetings in 1996.

          The Board of Directors held one regular meeting and six special meetings in 1996 and acted by written consent 25 times. Each director attended at least 75% of the aggregate number of meetings of the Board of Directors and committees on which he served while a member of the board or such committee.

     Compensation of Directors

          No compensation is currently paid by the Company to its outside directors but such directors are reimbursed for expenses incurred for attendance at meetings. From time to time, however, outside directors have been and may be granted options to purchase shares of Common Stock. In 1996, the Company issued to Dr. Derdel options to purchase 1,000 shares of Common Stock, at an exercise price of $8.63 per share and to Mr. Smith options to purchase a total of 15,500 shares of Common Stock at exercise prices ranging from $8.00 to $13.13 per share as compensation for services rendered as a director of the Company.

     Section 16(a) Beneficial Ownership Reporting Compliance

          Section 16(a) of the Exchange Act requires the directors, certain officers of the Company and beneficial owners of more than ten percent of the Common Stock to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission. Based solely upon a review of the copies of such forms furnished to the Company and the representations made by such persons to the Company, the Company believes that during the last fiscal year its directors, officers and ten-percent beneficial owners complied with all filing requirements under Section 16(a) of the Exchange Act, except that Larry W. Pearson and P. Craig Hethcox, who was Chief Operating Officer of the Company, had late filings related to stock option regrants; Gene E. Burleson, David Crane, who was a director of the Company, and Daniel L. Beckett had late filings related to appointments as directors or executive officers of the Company; and Jerome Derdel, M.D., Brian C. Smith and Richard Holdren, who was a director of the Company, had late filings related to stock option grants.

     ITEM 11.  EXECUTIVE COMPENSATION

     Summary Compensation Table

          The following table sets forth certain information with respect to compensation paid or accrued by the Company subsequent to the date of the Merger and by EquiVision prior to the date of the Merger for the years ended December 31, 1996, 1995 and 1994 to the Company's Chief Executive Officer and to each of the Company's other executive officers:

                                                             Annual                         Long Term
                                                         Compensation                      Compensation
                                                      -----------------------------    ----------------------
                                                                                       Securities      All Other
                                                                                       Underlying     Compensation
        Name and Principal Position                   Year    Salary($)    Bonus($)    Options(#)        ($)(1)
        ---------------------------                   ----    ---------    --------   -----------     -----------
     Larry W. Pearson...............................  1996    269,340            --         9,375          8,973
       President and Chief Executive Officer(2)(3)    1995    193,803        25,000       509,375(4)       9,240
                                                      1994    195,058            --            --          7,985

     P. Craig Hethcox...............................  1996    117,500            --         3,516          7,500
       Chief Operating Officer(2)(5)                  1995    141,250         9,375       203,516(4)       8,750
                                                      1994     73,365            --        25,000             --

     William E. Pritts II...........................  1996    119,103            --        50,000          9,500
       Chief Financial Officer (2)(6)                 1995     12,500            --        50,000(4)          --

     _______________________
     (1) Amounts shown reflect contributions to the 401(k) plan of the Company or of EquiVision as a pre-tax salary deferral.
     (2) The compensation disclosed for the years ended December 31, 1995 and 1994 reflect compensation paid to the named executive officers by EquiVision, the legal predecessor to the Company.
     (3) Mr. Pearson resigned as Chief Executive Officer of the Company as of January 1, 1997 and as President of the Company effective June 15, 1997.
     (4) Of the stock options granted in 1995 to Messrs. Pearson, Hethcox and Pritts, 9,375, 3,516 and 50,000, respectively, were forfeited in return for stock option regrants issued as of June 26, 1996.
     (5) Mr. Hethcox joined EquiVision in July 1994 and resigned from the Company in November 1996.
     (6) Mr. Pritts joined EquiVision on December 1, 1995 at an annual salary of $150,000 and resigned from the Company in November 1996. In November 1996, Daniel L. Beckett was named as Chief Financial Officer of the Company.

                          Stock Option Grants in 1996(1)

                                              Individual Grants
                               --------------------------------------------

                                           % of Total                            Potential Realizable Value
                               Number of     Options                             at Assumed Annual Rates
                                 Shares    Granted to                            of Stock Price Appreciation
                               Underlying   Employees                            for Option Term(3)
                                Options      During     Exercise  Expiration  -------------------------------
          Name                  Granted(2) Fiscal Year   Price      Date            5%            10%
          ----                 ----------  -----------  --------  ----------  -------------   -------------

     Larry W. Pearson........     9,375        3.7%     $ 8.00       6/06       $  47,156       $ 119,531

     P. Craig Hethcox(4).....     3,516        1.4        8.00       6/06          17,685          44,829

     William E. Pritts II(4)..   50,000       19.5       11.26       6/06         354,000         897,500

     -----------------------
     (1) The option grants disclosed in this table do not reflect options granted to the named executive officers prior to 1996 by EquiVision, the legal predecessor to the Company prior to the Merger and assumed by the Company pursuant to the Merger. For financial reporting purposes, such options are treated as being granted in 1996.
     (2) The options granted in 1996 to the named executive officers were regrants based on the forfeiture of identical grants of stock options issued between June 2, 1995 and November 29, 1995.
     (3) These amounts represent certain assumed rates of appreciation only. Actual gains, if any, on stock option exercises are dependent on the future performance of the price of the Common Stock and overall market conditions. The amounts reflected in this table may not necessarily be achieved.
     (4) The stock options previously granted to Messrs. Hethcox and Pritts were not exercised prior to their resignations and have been forfeited.

                   Aggregated Stock Option Exercises in 1996
                  and Stock Option Values at December 31, 1996

                                                         Number of Securities           Value of Unexercised
                                                        Underlying Unexercised             In-the-Money
                                                           Options at FY-End             Options at FY-End
                                Number of             --------------------------    -----------------------------
                                Shares on   Value
           Name                 Exercise   Realized   Exercisable  Unexercisable    Exercisable     Unexercisable
           ----                 --------   --------   -----------  -------------    -----------     -------------

     Larry W. Pearson               0          0        501,875         7,500           $0                $0
     P. Craig Hethcox (1)           0          0              0             0            0                 0
     William E. Pritts II(1)        0          0              0             0            0                 0

     -------------------
     (1) The stock options previously granted to Messrs. Hethcox and Pritts were not exercised prior to their resignations and have been forfeited.

     Employment Agreements

          Effective January 1, 1996, EquiVision entered into a employment agreement with Larry W. Pearson (assumed by the Company in connection with the Merger), pursuant to which Mr. Pearson served as President and Chief Executive Officer of EquiVision and subsequently served as President and Chief Executive Officer of the Company until December 31, 1996. Effective January 1, 1997, Mr. Pearson served as President of the Company and effective June 15, 1997, Mr. Pearson has resigned that position. The agreement provided for an annual salary of not less than $300,000 per year plus a bonus of up to 50% of base salary, subject to the approval of the Board of Directors, benefits and reimbursement of expenses. In addition, Mr. Pearson was entitled to severance and other payments following the termination of his employment in certain circumstances, including a breach by the Company of the agreement or a change in control of the Company if, as a result of such change in control, Mr. Pearson was required to accept a decrease in salary or responsibility or a geographical relocation. Mr. Pearson will not be entitled to receive severance pursuant to his voluntary resignation. The agreement contains noncompetition and nonsolicitation provisions for up to one year following termination of employment. In recognition of Mr. Pearson's contributions to the development of the Company since its founding, on July 26, 1995, the Compensation Committee of the Board of Directors granted to Mr. Pearson options to purchase up to 500,000 shares of the Company's Common Stock at an exercise price equal to the market value of the Common Stock. The options are fully vested.

          The Company has no other employment agreements (other than arrangements terminable by the Company "at will") with any other officers or employees.

     Compensation Committee Interlocks and Insider Participation

          The Compensation Committee is currently comprised of Dr. Colkitt. None of the executive officers of the Company currently serves on the compensation committee of another entity or on any other committee of the board of directors of another entity performing similar functions.

          In connection with the Merger, Dr. Colkitt, the Company's Chairman, CEO and principal stockholder and the former Chairman and principal stockholder of the Oncology Group, received 19,321,571 shares of Common Stock, representing 81.5% of the shares of Common Stock outstanding immediately following the Merger and 75.2% upon completion of a subsequent public offering by the Company in February 1996 in which Dr. Colkitt sold 95,000 shares.

          Pursuant to the terms of the merger agreement executed in connection with the Merger, Dr. Colkitt has agreed to indemnify the Company against certain losses that may arise in connection with the representations and warranties of the Oncology Group and, as security for such obligation, has agreed to pledge shares of Common Stock having a value of $7,500,000. This indemnification is in addition to Dr. Colkitt's indemnification relating to certain pending litigation.

          Dr. Colkitt and the entities that were merged into the Company pursuant to the Merger believe that they have meritorious defenses to the allegations of the former minority stockholders described under "ITEM 3. LEGAL PROCEEDINGS." Dr. Colkitt has entered into an agreement with the Company to fully indemnify the Company, among other things, against any damage, loss, expense or liability, including attorneys' fees and expenses, incurred by the Company resulting from the litigation with the former minority stockholders, which indemnity was to be secured, pursuant to a pledge agreement, by a pledge of the number of shares of Common Stock having a value of $25,000,000.

          The pledge agreements provide that in the event the closing trading price of the Common Stock increases or decreases such that the aggregate value of the shares pledged pursuant to the pledge agreements fall below or exceed the values required by the pledge agreements, an adjustment will be made in the number of shares subject to the pledges to add shares to the pledges in the event the closing trading price decreases or to release shares from the pledges in the event the closing trading price increases. At the time the pledge agreements were executed, Dr. Colkitt pledged to the Company a total 2,888,889 shares of Common Stock with an aggregate value of approximately $32,500,000. As of June 6, 1997, approximately 4,900,000 shares of Common Stock owned by Dr. Colkitt are held by the Company subject to both pledge agreements. Based on the closing trading price of the Common Stock as of May 30, 1997 (which was $3.28125), the value of such pledged stock is approximately $16,080,000. The Company believes the value of such pledged shares is sufficient based on the Company's estimate of any potential damages, costs, expenses or liability, including attorneys' fees and expenses, which may be incurred by the Company resulting from the former minority stockholder litigation and income tax liability not reflected in the financial statements of the Oncology Group related to any period or periods prior to the Merger. However, there can be no assurance that such potential damages, costs, expenses or liability will not exceed the Company's good faith estimate or that the value of the pledged shares will not decrease based on a decrease in the market price of the Common Stock. Because of the Company's estimate of any potential liability related to the former minority stockholder litigation and the resolution of certain other litigation and tax events for which Dr. Colkitt has indemnified the Company, Dr. Colkitt intends to ask the Company's Board of Directors to re-evaluate the terms of the pledge agreements.

          Pursuant to the terms of the merger agreement, Dr. Colkitt is required to vote all of his shares of Common Stock to elect not less than three independent members to the Board of Directors so long as Dr. Colkitt owns in excess of 20% of EquiMed's outstanding Common Stock.

          On July 1, 1993, in consideration of the substantial investment Dr. Colkitt made in EquiVision, EquiVision granted Dr. Colkitt an option to purchase 500,000 shares of EquiVision common stock at an exercise price of $50 per share. The option became exercisable on June 30, 1995 and expires on June 30, 2003.

          Dr. Colkitt owns the common stock of six ophthalmic professional corporations which entered into services agreements to be managed by EquiVision and has an irrevocable option to acquire the common stock of 12 professional corporations for an exercise price of $1.00. Following the Merger and prior to the sale of the Ophthalmology Division in November 1996, the Company was entitled to exercise an irrevocable option granted by Dr. Colkitt to EquiVision, or its designee to acquire the common stock of the six professional corporations he owns for an exercise price of $1.00 and an assignment of the stock option agreements with respect to the professional corporations that he does not own. Prior to November 1996, the Company's President and Chief Executive Officer had the authority to exercise this right on behalf of the Company without prior approval of the Board of Directors. The Company has no further rights under such options subsequent to the November 1996 sale of the Ophthalmology Division to PRG.

          On November 1, 1994, EquiVision entered into a 40-year services agreement with an ambulatory surgery center ("ASC") in Chevy Chase, Maryland that is 50% owned by Dr. Colkitt. Under the agreement, the Company, as successor to EquiVision, managed the operations of the ASC until November 1996 for a monthly fee of $4,000. In addition, in 1996 the Company was entitled to receive the first $1,000,000 of the ASC's operating income and 50% of the ASC's net income thereafter. Effective with the November 1, 1996 sale of the Ophthalmology Division to PRG, the Company has no further obligations or rights under the services agreement.

          Dr. Colkitt owns the common stock of 30 of the Affiliated Medical Practices which have entered into Management Agreements with the Company and has granted the Company, or its designee, an irrevocable option to acquire the common stock of the Affiliated Medical Practices for an exercise price of $1.00. The term of the option agreements coincide with the term of the related Management Agreements, which are for a initial 40-year term and provide for successive automatic renewals. In 1996, the Company's President and Chief Executive Officer had the authority to exercise this option agreement on behalf of the Company without prior approval of the Board of Directors. The Company's policy requires a majority of the Company's independent directors to approve transactions between the Company and Dr. Colkitt. Accordingly, there are limitations on Dr. Colkitt's ability to amend or terminate any Management Agreements or option agreements granted to the Company related to the common stock of the Affiliated Medical Practices.

          On June 1, 1996, EquiMed India, a wholly owned subsidiary of the Company formed to obtain contracts for accounting and billing services, began operations in Madras, India. EquiMed India had revenues and net income of approximately $2,100,000 and $1,900,000, respectively, principally related to a contract for accounting and billing services with Anesthesia Solutions, Inc., a company wholly owned by Dr. Colkitt. Prior to April 1, 1997, EquiMed India subcontracted with Nittany Decisions Services Private Limited ("Nittany"), a company 80% owned by Dr. Colkitt, to provide the accounting and billing services for Anesthesia Solutions, Inc. According to the contract terms, EquiMed India retains approximately 10% of the revenues billed for Anesthesia Solutions, Inc. and pays Nittany its costs and an agreed upon rate of return. Effective April 1, 1997, the Company acquired Dr. Colkitt's interest in Nittany as part of its acquisition of the Management Services Companies. See "ITEM 1. BUSINESS - Recent Developments." EquiMed India is exempt from income taxes payable to agencies of the Indian government and the local provincial government based upon agreements with these agencies when EquiMed India was incorporated.
     At December 31, 1996, EquiMed India has trade receivables of approximately $2,000,000 which primarily represent receivables for the services from ASI. On February 2, 1997, the Company entered into an agreement to acquire ASI.

          In 1996, Dr. Colkitt was the Chairman and sole stockholder of George Washington and Thomas Jefferson, which corporations lease premises occupied by certain of the Oncology Centers. The Company made lease payments to George Washington and Thomas Jefferson in the aggregate amount of $568,846. In January 1997, the Company acquired George Washington and Thomas Jefferson from Dr. Colkitt. See "ITEM 1. BUSINESS - Recent Developments."

          In 1996, the Company leased certain equipment from D&T Leasing Limited Partnership ("D&T") and Nixon, both controlled by Dr. Colkitt. The Company made payments to D&T, in the aggregate, of $113,812 in 1996. The Company made payments to Nixon, in the aggregate, of $160,040 during 1996. During 1996, the Company repaid approximately $3,218,000 of the principal amount under these capital leases, thereby reducing its monthly payment obligations. In January 1997, the Company acquired Nixon from Dr. Colkitt for approximately $400,000. See "ITEM 1. BUSINESS - Recent Developments."

          The Affiliated Medical Practices have contracts with NMFS for the provision of billing, collection and accounts receivable management services, as well as certain accounting services. The centers paid to NMFS a aggregate of $2,619,470 during 1996 for such services. NMFS is a publicly traded company of which Dr. Colkitt is the Chairman and principal stockholder.

          The Company entered into a receivable purchase agreement in April 1995. Under the terms of the agreement, receivables are transferred to Oncology Funding Corporation (a company that is wholly owned by Dr. Colkitt) which then factors the receivables with an unrelated financing company, John Alden Asset Management Company ("Alden"). The factored receivables may be denied by Alden for various reasons including nonpayment by the payor. The transfer of receivables to Alden is recognized as a sale, and the difference between the sales price (adjusted for the accrual of probable adjustments) and the net receivables is recognized as a gain or loss on the sale of receivables. Proceeds to the Company from receivables sold under this agreement were approximately $45,726,000 for the year ended December 31, 1996. During 1995 and 1996, the Company failed to comply with certain covenants of the receivable purchase agreement. Remedies available to Alden due to these events of noncompliance include termination of the receivable purchase agreement. The balance of the receivables transferred that remain uncollected was approximately $4,896,000 at December 31, 1996.

     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth certain information regarding the beneficial ownership of shares of Common Stock as of April 30, 1997 by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each of the Company's directors, (iii) each executive officer named in the table under the caption "Executive Compensation" and (iv) all directors and executive officers as a group.

     Name and Address of
     Beneficial Owner (1)(2)                        Number      Percent
     -----------------------                        ------      -------

     Douglas R. Colkitt, M.D/(3)/                 20,889,880     73.9%
     Larry W. Pearson/(4)/                         1,121,802      3.9
     Brian C. Smith/(5)/                              36,250      *
     Jerome Derdel, M.D./(6)/                          1,000      *
     Gene E. Burleson                                  1,000      *
     All directors and executive officers as a
       group (5 persons)/(7)/                     22,049,932     76.6

     --------------------------
     *    Less than 1%.
     (1) The addresses of all such owners is in care of the Company at 2171 Sandy Drive, State College, PA 16803.
     (2) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days upon the exercise of options or warrants. Each beneficial owner's number of shares is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and that are exercisable within 60 days have been exercised. The total outstanding shares used to calculate each beneficial owner's percentage includes such options and warrants. Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.
     (3) Includes exercisable options to purchase 500,000 shares of Common Stock at an exercise price of $50 per share. Does not include 1,247,517 shares owned by Dr. Colkitt's spouse, of which Dr. Colkitt disclaims beneficial ownership.
     (4) Includes exercisable options to purchase 501,875 shares of Common Stock at exercise prices ranging from $8.00 to $10.50 per share.
     (5) Includes exercisable options to purchase 35,500 shares of Common Stock at exercise prices ranging from $7.00 to $10.50 per share.
     (6) Includes exercisable options to purchase 1,000 shares of Common Stock at an exercise price of $8.63 per share.
     (7) Includes exercisable options to purchase 1,038,375 shares of Common Stock.

     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The Company is the legal successor to EquiVision, which merged with the Oncology Group on February 2, 1996 pursuant to the Merger. See "ITEM
     1. BUSINESS - Company History." EquiVision, the Oncology Group and the Company have been parties to a number of transactions with their respective officers and directors and individuals or entities which are affiliated with such officers and directors. Pursuant to the Merger, the Company succeeded to all continuing obligations and benefits of these transactions. Effective November 1, 1996, the Company sold its Ophthalmology Division to PRG. See "ITEM 1. BUSINESS - General Overview." This Item 13 describes certain relationships and related transactions of which the Company had some obligation or benefit in the year ended December 31, 1996. In the future, any transactions between the Company and related parties, other than the defense of actions for which Dr. Colkitt has indemnified the Company, will be approved by a majority of the Company's independent directors. See "ITEM 11. EXECUTIVE COMPENSATION - Compensation Committee Interlocks and Insider Participation" for a description of certain relationships and related transactions between the Company and Dr. Colkitt.

          In connection with the Merger, the Company assumed the option plans of EquiVision and converted those options into options to receive shares of Common Stock. All EquiVision options described herein have been adjusted to reflect the one-for-two reverse stock split of EquiVision common stock.

          During 1996 and prior to the November 1, 1996 sale of the Ophthalmology Division to PRG, the Company paid $95,184 as lease expenses for a corporate office to a partnership in which Mr. Pearson is a general partner. Effective November 1, 1996, the Company's obligations under the lease were assigned to and assumed by PRG.

          On September 1, 1992, EquiVision acquired certain assets of The Eye Surgery Center of Louisiana, a professional medical corporation wholly owned by Stephen F. Brint, M.D., a director of the Company from February until November 1996. In 1996, the Company leased equipment from Dr. Brint and employed Dr. Brint as Medical Director of the Eye Surgery Center of Louisiana. During the year ended December 31, 1996, Dr. Brint received compensation of $427,557. In addition, Dr. Brint is a limited partner of the Ambulatory Eye Surgery Center of Louisiana of which the Company was a general partner prior to November 1996. During the year ended December 31, 1996, Dr. Brint received partnership distributions of $52,900.

          On November 12, 1993, in consideration of his election to the Board of Directors of EquiVision, Brian C. Smith received an option to purchase 10,000 shares of EquiVision common stock at an exercise price of $7.00 per share. The option became exercisable November 12, 1994 and expires November 12, 2000. EquiVision entered into a one-year, renewable agreement effective July 1, 1994 with B. Castle Smith & Co., Inc. ("BCSI"), a consulting firm whose principal stockholder is Mr. Smith. The agreement provides for BCSI to assist the Company with the development and implementation of its managed care strategy. In connection with the agreement, BCSI has been granted options covering an aggregate of 15,000 shares of EquiVision common stock. The options are exercisable on the first anniversary date of their issuance and expire on the seventh anniversary of issuance. For stock options granted by the Company to Mr. Smith in 1996, see "ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT - Compensation of Directors."

          The Company retained the services of Parkwood Motors, a corporation owned by Sharon Pearson, Larry Pearson's wife, to assist in the sale of the ophthalmic practices to PRG. Parkwood engaged financial staffing to gather due diligence and other information regarding entities to be acquired. Parkwood was entitled to a commission equal to 5% of the earn-out received by EquiMed from PRG. In 1996, such commission totalled $150,000.

          Certain legal services are provided on behalf of the Company by Marcy
     L. Colkitt & Associates, P.C., a firm of which Marcy Colkitt, Secretary and General Counsel of the Company and the sister of Dr. Colkitt, is a partner. In addition to compensation of approximately $134,000 received by Ms. Colkitt in 1996 for her services as General Counsel of the Company, Marcy
     L. Colkitt & Associates, P.C. received $132,263 during 1996 for the legal service provided by the firm. Fees for legal services were at a rate commensurate with those available from independent third parties.

     ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
               FORM 8-K

     (a)  Financial Statement Schedules
          -----------------------------

     II   Valuation and Qualifying Accounts

     Note: All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and have therefore been omitted.

     (b)  Forms 8-K
          ---------

          The Company filed the following Current Reports on Form 8-K during the quarter ended December 31, 1996 and through May 31, 1997:

     Date of Report                     Items Reported
     --------------                     --------------

     October 7, 1996                    5 and 7
     October 10, 1996                   5 and 7
     January 24, 1997                   5
     May 28, 1997                       2 and 7

     (c)  Exhibits
          --------

     Exhibit No.  Description
     -----------  -----------
     2.1          Agreement and Plan of Merger by and among Douglas R. Colkitt,
                  Colkitt Oncology Group, Inc., EquiVision, Inc. and the Company,
                  as amended*
     3.1          Certificate of Incorporation of the Company*
     3.2          By-laws of the Company*
     4.1          Form of certificate evidencing Common Stock, par value $.0001 per share, of the Company*
     10.10        Form of Option to Purchase Stock of Professional Corporation,
                  as amended*
     10.11        Employment Agreement between EquiVision, Inc. and Larry W.
                  Pearson dated January 1, 1996*
     10.12        Stock Option Agreement between EquiVision, Inc. and Douglas R.
                  Colkitt, M.D. dated July 1, 1993**
     10.13        Master Equipment Lease dated February 19, 1993 between D&T
                  Leasing Limited Partnership and EquiVision, Inc.**
     10.14        Form of Billing Services Agreement with National Medical
                  Financial Services Corporation*
     10.15        Form of Cancer Treatment Center Management Services Agreement*
     10.16        Form of Practice Management Services Agreement (Type I)*
     10.17        Form of Practice Management Services Agreement (Type II)*
     10.18        Form of Stock Option Agreement*
     10.19        Form of Master Assignment of the Stock Option Agreements*
     10.20        Form of Stock Pledge Agreement between Colkitt and the
                  Company*
     10.21        Asset Purchase Agreement dated as of October 9, 1996 by and among EquiMed, Inc., Physicians Resource Group, Inc. and PRG
                  Georgia, Inc.***
     10.22        Stock Purchase Agreement dated as of April 1, 1997 by and
                  among EquiMed, Inc., Russell Data Services, Inc. and Douglas
                  R. Colkitt, M.D.****

     10.23        Stock Purchase Agreement dated as of April 1, 1997 by and
                  among EquiMed, Inc., Billing Services, Inc. and Douglas R.
                  Colkitt, M.D.****
     10.24        Stock Purchase Agreement dated as of April 1, 1997 by and
                  among EquiMed, Inc., Trident International Accounting, Inc.
                  and Douglas R. Colkitt, M.D.****
     10.25        Stock Purchase Agreement dated as of April 1, 1997 by and
                  among EquiMed, Inc., Tiger Communications International Ltd.
                  and Douglas R. Colkitt, M.D.****
     10.26        Stock Purchase Agreement dated as of April 1, 1997 by and
                  among EquiMed, Inc., Nittany Decisions Services Private
                  Limited and Douglas R. Colkitt, M.D.****
     10.27        Stock Purchase Agreement dated January 8, 1997 among ALR
                  Reporting, Inc. Charles Shapiro and Walter Shapiro
     10.28        Asset Purchase Agreement dated as of January 1, 1997 among
                  Transcriptions International Inc., Prophecy Health Information
                  Management, Inc. and Edward J. Bilotti
     10.29        Stock Purchase Agreement dated as of January 1, 1997 among
                  EquiMed, Inc., Thomas Jefferson Real Estate Corporation and
                  Douglas R. Colkitt, M.D.
     10.30        Stock Purchase Agreement dated as of January 1, 1997 among
                  EquiMed, Inc., George Washington Real Estate Corporation and
                  Douglas R. Colkitt, M.D.
     10.31        Stock Purchase Agreement dated as of January 1, 1997 among
                  EquiMed, Inc., Nixon Equipment Corporation and Douglas R.
                  Colkitt, M.D.
     11.1         Statement re: computation of net earnings per share
     21           Subsidiaries of the Registrant
     23.1         Consent of Ernst & Young LLP

     ---------------------------------
     * Incorporated by reference to the exhibit on the Company's Registration Statement on Form SB-2 (No. 33-98058).
     ** Incorporated by reference to the exhibit on the Company's Registration Statement on Form SB-2 (No. 33-66510-A).
     *** Incorporated by reference to the exhibit on the Company's current report on Form 8-K filed October 10, 1996.
     **** Incorporated by reference to the exhibit on the Company's Current Report on Form 8-K filed May 28, 1997.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         EQUIMED, INC.

                                         /s/  DOUGLAS R. COLKITT
                                         -----------------------
                                         By:  Douglas R. Colkitt, Chairman of
                                              the Board and Chief Executive
                                              Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signatures                  Title                        Date
          ----------                  -----                        ----

     /s/ DOUGLAS R. COLKITT    Chairman of the Board and       __________, 1997
     ----------------------    Chief Executive Officer
     Douglas R. Colkitt        (Principal Executive Officer)



     /s/ DANIEL L. BECKETT     Chief Financial Officer         __________, 1997
     ---------------------     (Principal Financial and
     Daniel L. Beckett         Accounting Officer)


     /s/ LARRY W. PEARSON      Director                        __________, 1997
     --------------------
     Larry W. Pearson


     /s/ GENE E. BURLESON      Director                        __________, 1997
     --------------------
     Gene E. Burleson


     /s/ BRIAN C. SMITH        Director                        __________, 1997
     ------------------
     Brian C. Smith


     /s/ JEROME DERDEL         Director                        __________, 1997
     --------------------
     Jerome Derdel, M.D.

                       Consolidated Financial Statements

                                 EquiMed, Inc.


                  Years ended December 31, 1994, 1995 and 1996



                                    Contents


Report of Independent Auditors........................................  F-1

Consolidated Financial Statements

Consolidated Balance Sheets...........................................  F-2
Consolidated Statements of  Operations................................  F-4
Consolidated Statements of Stockholders' Equity and Retained Deficit..  F-6
Consolidated Statements of Cash Flows.................................  F-7
Notes to Consolidated Financial Statements............................  F-9


                         Report of Independent Auditors

To the Board of Directors and Stockholders of EquiMed, Inc.

We have audited the accompanying consolidated balance sheets of EquiMed, Inc. as of December 31, 1995 and 1996 and the related consolidated statements of operations, stockholders' equity and retained deficit, and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EquiMed, Inc. as of December 31, 1995 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



Atlanta, Georgia
May 21, 1997

                                 EquiMed, Inc.

                          Consolidated Balance Sheets
                                 (In thousands)


                                                                 December 31
                                                               1995      1996
                                                            --------------------
Assets
Current assets:
   Cash and cash equivalents                                $    824  $ 27,010
   Accounts receivable, less allowance for doubtful
    accounts of $2,922 in 1995 and $4,787 in 1996              4,988     6,307
   Receivables from affiliates                                     -     9,718
   Deferred income taxes                                         547     3,171
   Prepaid expenses and other current assets                     658     1,607
                                                            --------------------
Total current assets                                           7,017    47,813



Property and equipment, at cost:
   Land                                                           29        29
   Buildings                                                   3,446     5,230
   Leasehold improvements                                      1,728     1,380
   Equipment                                                  17,973    20,252
                                                            --------------------
                                                              23,176    26,891
   Less accumulated depreciation and amortization             11,839    14,512
                                                            --------------------
Net property and equipment                                    11,337    12,379


Advances to principal stockholder                                  -     5,025
Management agreements net of accumulated amortization
   of $44 in 1995 and $58 in 1996                              1,664     5,490
Deferred income taxes                                            273         -
Other assets, net                                                288       884
                                                            --------------------
Total assets                                                $ 20,579  $ 71,591
                                                            ====================


                                                                December 31
                                                             1995         1996
                                                          ----------------------
Liabilities and capital deficiency
Current liabilities:
    Note payable to related parties                       $    725     $      -
    Accounts payable                                         1,377        1,312
    Accrued salaries and benefits                              249          883
    Accrued contractual fees payable                         2,874        2,360
    Other accrued expenses                                   1,997        6,006
    Income taxes payable                                     7,236        7,921
    Payable to affiliates                                      506        7,815
    Current portion of long-term debt                        2,048          686
    Current portion of obligations under capital leases:
      Related parties                                          596          354
      Other                                                  1,596          717
                                                          ----------------------
Total current liabilities                                   19,204       28,054

Long-term debt                                               3,188        2,431

Obligations under capital leases:
    Related parties                                          4,518        1,545
    Other                                                    2,643        1,853

Deferred income taxes                                            -          771

Minority interest                                            1,171        1,473

Stockholders' Equity:
    Common stock, 0.0001 par value, 100,000,000 shares
      authorized and 28,591,474 issued and outstanding
      as of December 31, 1996                                    -            3
    Additional paid-in capital                               1,105       81,600
    Partners' Capital                                          657          657
    Retained deficit                                       (11,907)     (46,796)
                                                          ----------------------
Total stockholders' equity (deficit)                      $(10,145)    $ 35,464
                                                          ======================
Total liabilities and stockholders' equity (deficit)      $ 20,579     $ 71,591
                                                          ======================

See accompanying notes.

                                 EquiMed, Inc.

                        Consolidated Income Statements
                                (In thousands)


                                                      Year ended December 31
                                                  1994        1995          1996
                                               -------------------------------------

Net revenues                                    $52,266  $    58,884    $   99,115

Costs and expenses:
  Professional expenses                          13,486       15,054        26,479
  Center operating expenses (including $896,
    $860 and $ 481 of lease expenses with
    related parties in 1994, 1995 and 1996,
    respectively)                                14,738       18,120        42,422
  General and administrative expenses
    (including $1,632, $2,532 and $2,255 of
    expenses with related parties in 1994,
    1995 and 1996, respectively)                  7,257        7,383         8,755
  Depreciation                                    2,400        2,496         3,829
  Amortization                                      163          186         2,211
  Interest expense:
   Related parties                                  826          936           643
   Other                                          1,357        1,028         1,905
   Loss on sale of receivables                        -          885           640
  Other income, net                                (175)        (637)         (723)
  Loss on sale of division                            -            -        31,112
                                               -------------------------------------
Total costs and expenses                         40,052       45,451       117,273
                                               -------------------------------------

Income (loss) before minority interest,
  income taxes and extraordinary charge          12,214       13,433       (18,158)

Minority interest                                 1,947          831         1,171
                                               -------------------------------------

Income (loss) before income taxes and
extraordinary charge                             10,267       12,602       (19,329)

Provision for income taxes                        1,704        2,404        10,613
Cumulative effect of change in income tax
status                                                -            -         1,277
                                               -------------------------------------
Total provision for income taxes                  1,704        2,404        11,890
                                               -------------------------------------
Income (loss) before extraordinary charge       $ 8,563     $ 10,198    $  (31,219)


                                 EquiMed, Inc.

                                (In thousands)


                                                  Year ended December 31
                                             1994         1995          1996
                                        ---------------------------------------
Income (loss) before extraordinary
  charge                                  $  8,563      $10,198      $(31,219)

Extraordinary charge for early
  extinguishment of debt (net of
  income taxes of $ 85)                          -            -           127
                                        ---------------------------------------

Net income (loss)                         $  8,563      $10,198      $(31,346)
                                        =======================================

Earnings per share:
  Net loss before extraordinary charge                               $  (1.13)
  Extraordinary charge for early
   extinguishment of debt                                               (0.01)
                                                                  -------------
  Net loss                                                           $  (1.14)
                                                                  =============

  Weighted average shares outstanding                              27,577,000
                                                                  =============

Supplemental unaudited pro forma
 information:
  Net income, as above                    $  8,563      $10,198
  Proforma adjustment to income tax
   expense                                   3,330        3,391
                                        --------------------------
  Proforma net income                     $  5,233      $ 6,807
                                        ==========================

Pro forma net income per share            $   0.25      $  0.33
                                        ==========================
Pro forma weighted average shares
 outstanding                            20,784,000   20,784,000
                                        ==========================


See accompanying notes.

                                 EquiMed, Inc.

                Consolidated Statements of Stockholders' Equity
                             and Retained Deficit
                                (In thousands)


                                            Common Stock
                                 -----------------------------------
                                                                       Additional
                                                                        Paid-in           Partners'       Retained
                                       Shares            Amount         Capital            Capital        Deficit           Total
                                 ---------------------------------------------------------------------------------------------------

Balance at December 31, 1993                -            $    -               -             $ 277         $ (2,581)       $ (2,304)
 Net income                                 -                 -               -                 -            8,563           8,563
 Cash and deemed distributions
  to Dr. Colkitt and affiliates             -                 -               -                 -          (10,730)        (10,730)
 Capital contributions by Dr.
  Colkitt and affiliates                    -                 -                               380                -             380
                                 ---------------------------------------------------------------------------------------------------

Balance at December 31, 1994                -                 -               -               657         $ (4,748)       $ (4,091)
 Net income                                 -                 -               -                 -           10,198          10,198
 Cash and deemed distributions
  to Dr. Colkitt and affiliates             -                 -               -                 -          (17,357)        (17,357)
 Capital contributions by Dr.
  Colkitt and affiliates                    -                 -           1,105                 -                -           1,105
                                 ---------------------------------------------------------------------------------------------------

Balance at December 31, 1995                -                 -           1,105               657          (11,907)        (10,145)
 Cash and deemed distributions
  to Dr. Colkitt and affiliates             -                 -               -                 -           (3,543)         (3,543)
 Acquisition of EquiVision, Inc.   25,122,464                 3          45,578                 -                -          45,581
 Issuance of Common Stock in
  connection with public
  offering, net of issuance cost    2,000,000                 -          24,200                 -                -          24,200
 Issuance of Common Stock in
  connection with acquisitions      1,464,078                 -          10,690                 -                -          10,690
 Issuance of Common Stock               4,932                 -              27                 -                -              27
 Net loss                                   -                 -               -                 -          (31,346)        (31,346)
                                 ---------------------------------------------------------------------------------------------------
Balance at December 31, 1996       28,591,474            $    3        $ 81,600             $ 657         $(46,796)       $ 35,464
                                 ===================================================================================================



See accompanying notes.

                                 EquiMed, Inc.

                     Consolidated Statements of Cash Flows
                                (In thousands)


                                                      Year ended December 31
                                                   1994       1995        1996
                                                --------------------------------
Cash flows from operating activities
Net income(loss)                                 $ 8,563    $10,198    $(31,346)
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                  2,563      2,682       6,040
    Deferred income taxes                            496        127      (1,580)
    Minority interest                              1,947        831       1,171
    Loss on sale of Ophthalmology Division             -          -      31,112
    Changes in operating assets and liabilities,
      net of acquired businesses:
      Accounts receivable, net                      (844)     2,169      (1,319)
      Receivables from/payables to affiliates     (1,449)       874      (8,960)
      Prepaid expenses and other current assets     (507)       428        (949)
      Accounts payable                               (22)       899         (68)
      Accrued salaries and benefits                  381       (530)        634
      Accrued contractual fees payable             1,994     (1,984)       (514)
      Other accrued expenses                         352        161       4,009
      Income taxes payable                           902      2,341         685
                                                --------------------------------
Net cash provided by (used in) operating
 activities                                       14,376     18,196      (1,085)


Cash flows from investing activities
Proceeds from sale of Ophthalmology Division           -          -      55,077
Payments for acquisition of oncology centers,
 net of cash acquired                             (2,000)         -      (4,622)
Purchase of property and equipment                  (620)      (446)     (3,715)
Increases in advances to principal stockholder         -          -      (5,025)
Decrease (increase) in other assets                   74        118      (3,112)
                                                --------------------------------
Net cash provided by (used in) investing
 activities                                       (2,546)      (328)     38,603


                                 EquiMed, Inc.

                                (In thousands)


                                                     Year ended December 31
                                                   1994       1995       1996
                                                --------------------------------
Cash flows from financing activities
Proceeds from long-term debt                    $  1,473    $     -    $ 15,879
Repayment of long-term debt                       (1,173)      (576)    (41,416)
Net payments under line of credit                    (25)         -           -
Proceeds from related party sale-leaseback
 transactions                                      2,709          -           -
Repayment of obligations under capital leases:
  Related parties                                   (622)      (570)     (3,215)
  Other                                           (1,321)    (1,240)     (1,669)
Repayment of note payable                              -          -        (725)
Proceeds from issuance of common stock                 -          -      24,227
Capital contributions:
  Primary owner                                      380        230           -
  Minority owners                                    250          -           -
Distributions:
  Primary owner                                  (10,730)   (17,357)     (3,543)
  Minority owners                                 (2,030)       (96)       (870)
                                                --------------------------------
Net cash used in financing activities            (11,089)   (19,609)    (11,332)
                                                --------------------------------


Net increase (decrease) in cash and cash
 equivalents                                         741     (1,741)     26,186
Cash and cash equivalents, beginning of
 period                                            1,824      2,565         824
                                                --------------------------------
Cash and cash equivalents, end of period        $  2,565   $    824    $ 27,010
                                                ================================

Supplemental disclosure of non cash investing
 and financing activities
Related party capital lease obligations
 incurred to acquire equipment:                 $    152   $      -    $      -
Issuance of capital stock for acquisitions      $      -   $      -    $ 56,271
Liabilities assumed by the purchaser of the
 Ophthalmology Division                         $      -   $      -    $ 16,611


See accompanying notes.

                                 EquiMed, Inc.

                  Notes To Consolidated Financial Statements


1. Business, Organization and Basis of Presentation

On February 2, 1996, Colkitt Oncology Group, Inc. (the "Oncology Group") merged with and into EquiVision, Inc. ("EquiVision") and, immediately thereafter, effected an immediate reincorporation in Delaware and a 1-for-2 reverse stock split through a merger (the "Reincorporation Merger") with and into EquiMed, Inc. ("EquiMed" or the "Company"), a newly-formed Delaware subsidiary of EquiVision, formed for the purpose of effecting the Reincorporation Merger and reverse stock split. The Oncology Group was formed prior to consummation of the Merger to acquire all of the stock or assets of various corporations, partnerships and joint ventures which owned or controlled 30 radiation oncology centers. All share and per share amounts in this report reflect the 1-for-2 reverse stock split that was effected upon consummation of the Reincorporation Merger. The merger between the Oncology Group and EquiVision and the Reincorporation Merger are referred to collectively as the "Merger". The business combination was accounted for as a reverse purchase. As a result, the Oncology Group is considered the acquiror. The combined financial statements of the Oncology Group as the acquiring Company constitute the historical 1995 and 1994 financial statements of the Company. The consolidated financial statements of EquiVision are included in the consolidated financial statements for the period subsequent to February 2, 1996. The stockholder of the Oncology Group received 20,783,633 shares of the common stock of EquiVision as consideration in the Merger.

The purchase price of EquiVision was approximately $45,600,000 and has been allocated to the assets purchased and the liabilities assumed based upon fair market value at the date of acquisition. The excess of purchase price over the fair market value of the net assets was approximately $38,000,000 and has been recorded as goodwill.

On January 1, 1996, certain of the entities which comprised the Oncology Group ceased to qualify as S corporations and became subject to corporate income taxes. As a result, the Company recorded a cumulative adjustment of $1,277,000 to establish deferred income taxes for the change in tax status. These deferred taxes represent the cumulative temporary differences between financial reporting and tax reporting.

Subsequent to the Merger, long-term debt and capital lease obligations were prepaid. As a result of this prepayment, the Company incurred approximately $212,000 in prepayment fees which have been reflected as a $127,000 extraordinary charge, net of income taxes.

In order to effect the Merger and in connection therewith, the stockholders approved an increase of the shares of common stock of the Company from 20,000,000 shares to 100,000,000 shares.

On February 14, 1996, the Company consummated the sale of 2,000,000 shares of common stock in connection with a public offering at $14 per share. Net proceeds from the offering were approximately $24,200,000. On October 15, 1996, the Company registered 10,000,000 shares of its common stock, par value $ .0001 per share.

                                 EquiMed, Inc.

1. Business, Organization and Basis of Presentation (continued)

Effective November 1, 1996, the Company consummated the sale of the ophthalmology physician practice management and ambulatory center business of the Company, formerly doing business as EquiVision (hereafter referred to as the "Ophthalmology Division"), effective as of October 31, 1996. The consideration consisted of approximately $55,077,000 in cash and the elimination of approximately $16,611,000 of liabilities related to the Ophthalmology Division. As a result of the sale, the Company recorded a loss of approximately $31,112,000. Included in the loss on the sale of the Company's Ophthalmology Division is an impairment charge of approximately $24,200,000 which the Company previously reflected in its September 30, 1996 interim financial statements based upon its estimate of the expected consideration to be received upon the consummation of the sale on November 5, 1996. The operating results of the Ophthalmology Division included in the Company's 1996 results of operations are as follows:


                                                           1996
                                                           ----
              Net revenues                              $ 42,250
              Costs and expenses
               Professional expenses                      12,217
               Center operating expenses                  23,787
               General and administrative expenses         1,783
               Depreciation and amortization               3,224
               Interest expense                            1,279
               Other income, net                             (29)
               Loss on sale of division                   31,112
                                                       -----------
              Total costs and expenses                    73,373
                                                       -----------

              Loss before income taxes                   (31,123)
              Provision for income taxes                   5,456
                                                       -----------
              Net loss                                  $(36,579)
                                                       ===========

              Net loss per share                        $  (1.33)
                                                       ===========


Since the date of the Merger and prior to the consummation of the sale, the Ophthalmology Division acquired various ophthalmology medical practices for approximately $12,880,000. The pro forma results of these acquisitions have not been presented as they are not reflective of the Company's ongoing operations.

                                 EquiMed, Inc.

1. Business, Organization and Basis of Presentation (continued)

The Company is comprised of radiation and medical oncology centers and affiliated medical practices located in Pennsylvania, New York, New Jersey, Illinois, Florida, North Carolina, Arizona, Massachusetts and Maryland. Certain of the centers are structured as limited partnerships. A corporation, wholly-owned by Dr. Colkitt, principal shareholder of the Company, Oncology Services Corporation ("OSC"), provided accounting, technical and management services through the date of the Merger to the centers and has charged the centers a management fee. OSC was not included in the Oncology Group and all of the services previously provided by OSC were included within the Oncology Group, except for accounting, billing and collections as disclosed in Note 13. For purposes of the accompanying consolidated financial statements, the actual expenses of OSC, which pertain to the Oncology Group are recorded in these consolidated financial statements through the date of the Merger, and the difference between the management fee charged by OSC and its actual expenses are recorded as distributions to Dr. Colkitt.

In addition, the Company has entered into long term management agreements with certain professional corporations ("PCS") owned or controlled by the Company. These PCs employ physicians, who provide professional medical care to patients. Under the terms of the management agreements, the Company is responsible for billing and collecting the receivables of the PCs. Although the PCs have legal title to all receivables, the Company is an agent of the PCs and, accordingly, receivables, revenues and professional services of the PCs are included in the consolidated financial statements.

Options to purchase two of the Company's oncology centers are presently held by third parties, exercisable prior to 1999. The option price in each case is derived from a market-value formula based on the center's income.

On June 1, 1996, EquiMed India Private Limited ("EquiMed India"), a subsidiary of the Company formed to obtain contracts for accounting and billing services, began operations in Madras, India. The Company had earnings in India from this subsidiary of $1,881,000 during the year ended December 1996. As discussed in
Note 13, these earnings were derived from a contract to provide accounting and billing services to Anesthesia Solutions, Inc., a company wholly-owned by Dr. Colkitt. The United States dollar is the functional currency for EquiMed India.

All significant intercompany accounts and transactions have been eliminated.

Certain amounts in the 1995 and 1994 financial statements have been reclassified to conform to the 1996 presentation.

                                 EquiMed, Inc.

2. Summary of Significant Accounting Policies

Cash Equivalents

Cash equivalents include investments in highly liquid instruments with a maturity of three months or less at the date of purchase.

Accounts Receivable

Accounts receivable include receivables from patients for medical services provided. Such amounts are recorded net of contractual allowances and estimated bad debts. These receivables are geographically dispersed throughout the United States and are paid by government sponsored health care plans (primarily Medicare and Medicaid), insurance companies, employer self-insurance plans, and self-insured patients.

Concentration of Credit Risk

The Company's principal financial instrument subject to potential concentration of credit risk is trade accounts receivable for which the Company does not generally require collateral. The concentration of credit risk with respect to trade accounts receivable is limited due to the large number of payors and their dispersion across many different government sponsored health care plans, insurance companies, individuals and geographic locations. Substantially all accounts receivable at December 31, 1995 and 1996 are due from third party payors.


Property and Equipment


Property and equipment are recorded at cost. Equipment under capital leases is recorded at the net present value of the future minimum lease payments at the inception of the related leases. Depreciation of property and equipment (which includes amortization of assets under capital leases) is provided using the straight-line method over the estimated useful lives (or the term of the related lease, if less) ranging from five to eight years for equipment, from five to 15 years for leasehold improvements and from 30 to 39 years for buildings.

                                 EquiMed, Inc.

2. Summary of Significant Accounting Policies (continued)

Other Assets

Other assets consist primarily of costs of obtaining management agreements and non-compete agreements. Costs of obtaining management agreements are amortized on a straight-line basis over the non-cancelable term of the agreements, 40 years for the Company's current agreements. Non-compete agreements are amortized on a straight-line basis over periods ranging from three to five years, which represent the shorter of the economic value or the term of the respective agreements. The carrying value of intangible assets and other long-lived assets is reviewed whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If this review indicates that the asset will not be recoverable, as determined based on the undiscounted cash flows of the operating entity or asset over the remaining amortization period, the carrying value of the asset will be reduced to its fair value.

Accrued Contractual Fees

Physicians associated with the Company received compensation in accordance with a contractual formula based upon cash receipts. Accrued contractual fees of approximately $950,000, $1,395,000 and $1,638,000 at December 31, 1994, 1995 and
1996, respectively, represent fees based on accounts receivable at the respective dates.

Income Taxes

Prior to January 1, 1996, certain of the entities comprising the Company were S corporations or partnerships. For these entities, the owners or partners assumed responsibility for the income tax of such entities. Accordingly, income taxes prior to January 1, 1996 excluded the taxable income of such entities. The unaudited pro forma adjustment to income tax expense for the years ended December 31, 1994 and 1995 represents the federal and state income taxes at the applicable statutory rate for these entities.

For the entities comprising the Company that are C corporations or that are C corporation subsidiaries, income taxes have been provided in accordance with Statement of Financial Accounting Standards No. 109. Deferred taxes arise primarily from the recognition of revenues and expenses in different periods for income tax and financial reporting purposes. Effective January 1, 1996, the Company became liable for income taxes for all of its subsidiaries and accordingly provides for income taxes in accordance with Statement of Financial Accounting Standards No. 109.

                                 EquiMed, Inc.

2. Summary of Significant Accounting Policies (continued)

Capital Deficiency

Prior to the Merger, as part of the primary owner's cash management strategy, available cash generated at the centers comprising the Company was generally transferred from the centers to OSC and other affiliates of Dr. Colkitt. Such transfers have been treated as deemed distributions. In addition, for those centers comprising the Oncology Group requiring cash for operations, cash was generally transferred from OSC or other affiliates of Dr. Colkitt. These cash transfers were recorded on the centers' books as amounts due to or from affiliates. No interest income or expense was applied to these receivables and payables. On a combined basis, the Oncology Group has been a net provider of cash to OSC and other affiliates of Dr. Colkitt. As it is not the owner's intention to repay or request repayment of certain of these amounts, such amounts have been reflected as deemed distributions to Dr. Colkitt.

Stock-Based Compensation

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, recognizes no compensation expense for the stock option grants. A recently issued accounting standard encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in previously issued standards.

Earnings Per Share

Earnings per share of common stock for 1996 is computed on the basis of the weighted average shares of common stock outstanding plus common equivalent shares arising from the effect of dilutive stock options using the treasury stock method. The weighted average number of shares of common stock and common equivalent shares outstanding for the calculation of primary and fully diluted earnings per share was 27,577,000 in 1996.

                                 EquiMed, Inc.

2. Summary of Significant Accounting Policies (continued)

Pro Forma Financial Information (Unaudited)

Net income per share for the years ending December 31, 1994 and 1995 reflects pro forma adjustments to income tax expense of $3,330,000 and $3,391,000, respectively. The weighted average number of shares used to calculate the 1994 and 1995 pro forma net income per share amounts represent the number of shares of EquiVision common stock that the Oncology Group received as part of the Merger.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results inevitably will differ from those estimates and such differences may be material to the financial statements.

Accounting Pronouncements

In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard no. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" which becomes effective for transactions occurring after December 31, 1996. The adoption of this standard is not expected to have a material effect on the Company's financial position or results of operations.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard no. 128 "Earnings per Share" ("SFAS 128"), which will change the current method of computing earnings per share. The new standard requires presentation of "basic earnings per share" and "diluted earnings per share" amounts, as defined. SFAS 128 will be effective for the Company's quarter and year ending December 31, 1997, and upon adoption, all prior-period earnings and per share data presented will be restated to conform with the provisions of the new pronouncement. Application earlier than the Company's quarter ending December 31, 1997 is not permitted. The Company does not believe the application of the new standard will materially impact the financial statements.

                                 EquiMed, Inc.

3. Net Revenues

Net revenues are recorded at established rates reduced by allowances for contractual adjustments. Contractual adjustments arise due to the difference between the Company's established rates for services and the amounts allowed for such services by government sponsored healthcare programs and by others.

The following represents amounts included in the determination of net revenues (in thousands):

                                            1994      1995      1996
                                        ------------------------------
            Gross revenues                 $73,210   $93,525  $159,944
            Less provision for
             contractual adjustments        20,944    34,641    60,829
                                        ------------------------------
            Net revenues                   $52,266   $58,884  $ 99,115
                                        ==============================


The Group derived approximately 48%, 51% and 46% of its net revenue from services provided under the Medicare and state Medicaid programs in 1994, 1995, and 1996, respectively. Substantially all of the Company's accounts receivable at December 31, 1994, 1995, and 1996 are due from third party payors. The Company does not provide significant charity care to patients.

                                 EquiMed, Inc.

4. Acquisitions

In March 1994, the Company acquired substantially all the assets, other than accounts receivable, of a radiation oncology and a diagnostic oncology practice located in Brooklyn, New York. The selling physician entered into a non-compete agreement for an aggregate consideration of $2,000,000 in cash and $1,000,000 in notes. Concurrent with this acquisition, the equipment acquired with an estimated fair value of $1,500,000 was sold to a related party for $2,709,000 in cash. These cash proceeds were used to fund the cash portion of the Company's consideration for the acquisition and for working capital of the Brooklyn center. The equipment was leased from the related party under capital leases with an aggregate obligation of $2,709,000. For purposes of the accompanying financial statements, a gain was not recognized on the initial sale of the equipment to the related party.

On January 1, 1995, the property and equipment of a radiation oncology practice located in Tampa, Florida were acquired by a leasing company owned by Dr. Colkitt. The Company purchased the accounts receivable of the center for $250,000 and is leasing, under operating leases, the property and equipment of the Tampa center from the related party leasing company.

On June 1, March 1, and August 29, 1996, the Company acquired the primary operating assets of three medical practices and obtained 40 year management agreements with the professional corporations of these medical practices for approximately $5.5 million consisting of approximately 315,000 shares of the Company's common stock with a market value at the time of acquisition of approximately $3.0 million and $2.5 million in cash. Approximately $3,864,000 of the consideration paid has been allocated to the management agreements and is being amortized over the term of the management agreements.

The 1996 acquisitions were accounted for using the purchase method. The financial results of the acquisitions have been included in the consolidated financial statements of the Company from the date of their acquisition. The unaudited pro forma effect of the acquisitions as if they occurred on January 1 of the year preceeding the year of acquisition are as follows (in thousands, except per share amounts):

                                           1995       1996
                                         -------------------
Net revenue                               $61,554   $100,401
                                          =======   ========
Net income/(loss) before
  extraordinary charge                    $11,148   $(30,757)
                                          =======   ========
Net income/(loss)                         $11,148   $(30,884)
                                          =======   ========
Net income/(loss) per share               $  0.53   $  (1.11)
                                          =======   ========

                                 EquiMed, Inc.

4. Acquisitions (Continued)

Since the date of the Merger and prior to the consummation of the sale, the Ophthalmology Division acquired various ophthalmology medical practices for approximately $12,880,000. The pro forma results of these acquisitions have not been presented as they are not reflective of the Company's ongoing operations.

5. Amendment of Revolving Credit Agreement

On May 14, 1996, the Company entered into an amendment of its $20,000,000 revolving Credit Agreement ("Credit Agreement") with a bank. The amendment shortened the remaining term of the Credit Agreement to November 30, 1996 and limited (i) future borrowings under the facility to $15,000,000 and (ii) acquisitions to an aggregate of $50,000,000. In connection with the sale of the Ophthalmology Division on November 5, 1996, the Company used a portion of the proceeds from this transaction to repay and terminate the Credit Agreement.

                                 EquiMed, Inc.

6. Long-Term Debt

Long-term debt consists of the following at December 31, 1995 and 1996 (in thousands):

                                            December 31
                                            1995     1996
                                        --------------------
     Mortgages payable to
      various institutional
      lenders; bearing interest
      at 7.19% to 10.96%;
      payable in monthly
      installments of principal
      and interest ranging from
      $3,000 to $12,000 due at
      various dates through 2001          $1,617   $1,972
     Notes payable to various
      institutional lenders and
      former minority
      shareholders; bearing
      interest at 10.22% to
      11.5%; payable in monthly
      installments of principal
      and interest ranging from
      $4,000 to $14,000; due at
      various dates through 2001           1,569   $1,145
     Term notes payable; bearing
      interest at 8%; payable in
      monthly installments of
      principal and interest
      ranging from $3,000 to
      $7,000; due in 1999                  1,213        -
     Other                                   837        -
                                        -----------------
                                           5,236    3,117
     Less amounts due within one year      2,048      686
                                        -----------------
                                          $3,188   $2,431
                                        =================

The above debt is secured by assets with a net book value of $2,405,000 and $2,473,000 at December 31 1995 and 1996, respectively.

Certain debt obligations contain restrictive covenants which limit, among other things, change of ownership of the centers. As of December 31, 1996, the Company has complied with existing loan covenants.

                                 EquiMed, Inc.

6. Long-Term Debt (continued)

As of December 31, 1996, the aggregate amounts of annual principal maturities of long-term debt (excluding capital lease obligations) are as follows (in thousands):

                              December 31, 1996
              --------------------------------------------

                1997                               $  686
                1998                                  452
                1999                                  790
                2000                                  175
                2001                                  879
                Thereafter                            135
                                                  --------
                                                   $3,117
                                                  ========


Interest paid (including interest paid on capital lease obligations) during the years ended December 31, 1994, 1995 and 1996 was $2,093,000, $3,081,000, and
$1,864,000 respectively.

7. Leases

The Company leases office space as well as certain equipment and automobiles under capital leases and noncancelable operating lease agreements which expire at various dates. Certain of these leases are with entities in which Dr. Colkitt is the sole shareholder or a principal shareholder.

The Oncology Group, predecessor entity to the Company, entered into several sale-leaseback transactions with D&T Leasing Limited Partnership ("D&T"), a partnership in which Dr. Colkitt is the general and controlling partner. In connection with this transaction, the Oncology Group, predecessor entity to the Company, sold to D&T property and equipment with a net book value of approximately $316,000 for cash consideration of approximately $1,359,000 and leased the property and equipment back from D&T under capital leases. Due to the related party nature of the sale-leaseback transactions, the property and equipment are shown in the accompanying balance sheets at their historical cost of $965,000 and are being depreciated based upon this historical cost and their original purchase dates. The related capital lease obligation was approximately $1,113,000 and $631,000 at December 31, 1995 and 1996, respectively and is included in obligations under capital leases in the accompanying balance sheets. No gain was recognized in the accompanying consolidated financial statements in connection with these transactions

                                 EquiMed, Inc.

7. Leases (continued)

The Company is the lessee in two capital leases under which the lessor has the option to require the Company to purchase the leased assets in 1998 for approximately $1,273,000. In addition, the Company has the option to purchase the leased assets in 1998 for approximately $1,403,000. The Company's obligation under the lessor's put option is included in capital lease obligations in the accompanying balance sheets.

At December 31, 1996, minimum annual lease commitments under capital leases are as follows (in thousands):

                                            Related
                                            Parties    Others
                                          ---------------------
      1997                                  $   694   $ 1,066
      1998                                      657     1,751
      1999                                      651       113
      2000                                      788        67
      2001                                        -        67
      Thereafter                                  -       112
                                          ---------------------
      Total minimum lease payments            2,790     3,176
      Less - amounts representing
       interest                                 891       606
                                          ---------------------
      Present value of minimum capital
       lease payments                         1,899     2,570
      Less - current portion of
       obligations under capital leases         354       717
                                          ---------------------
      Long-term obligations under capital
       leases, net of current portion       $ 1,545   $ 1,853
                                          =====================

Assets under capital leases at December 31, 1995 and 1996 are as follows (in thousands):

                                            1995      1996
                                        ----------------------
        Buildings                         $ 1,579   $  1,579
        Equipment                          14,494      9,590
                                        ----------------------
                                           16,073     11,169
        Accumulated amortization           (8,028)    (6,939)
                                        ----------------------
                                          $ 8,045   $  4,230
                                        ======================

                                 EquiMed, Inc.

7. Leases (continued)

At December 31, 1996, minimum annual rental commitments under noncancelable operating leases with terms in excess of one year are (in thousands):

                                             Related
                                             Parties         Others
                                           ---------------------------
          1997                                $1,144         $ 1,273
          1998                                   584           1,174
          1999                                   412           1,083
          2000                                    84           1,091
          2001                                    84           1,080
          Thereafter                           1,229           6,859
                                           ---------------------------
                                              $3,537         $12,560
                                           ===========================

Rent expense related to all operating leases amounted to approximately $2,075,000, $2,119,000 and $3,937,000 in 1994, 1995 and 1996, respectively.
Rent expense under operating leases with related parties amounted to approximately $896,000, $860,000 and $575,000 in 1994, 1995 and 1996,
respectively.

                                 EquiMed, Inc.

8. Partnerships

At December 31, 1994 and 1995, and through the date of the Merger, the Oncology Group, predecessor entity to the Company, included the accounts of 45 and 49 corporations, respectively. Each of these corporations had 1,500 authorized common shares at no par value and had 100 common shares issued and outstanding for which only nominal amounts were paid. Through the date of the Merger, the Oncology Group, predecessor entity to the Company, also included partnerships of which Dr. Colkitt or an entity wholly owned by Dr. Colkitt was the sole general partner. Under the terms of the partnership agreements, Dr. Colkitt or an entity wholly owned by Dr. Colkitt exercised unilateral control over these partnerships. Effective with the Merger, the Company became the sole general partner of these new partnerships. These partnerships were capitalized as follows at December 31, 1995.

                                                                    Company's
                                                 Partnership       Portion of
                               Outstanding      Units Owned by     Partnership
                               Partnership       the Company       Capital (in
    Name of Partnership           Units                            thousands)
--------------------------------------------------------------------------------
Albemarle Regional Cancer
 Center Limited Partnership        100                50              $201

Lawnwood Regional Cancer
 Center Limited Partnership        100                50              $352

Jefferson Radiation Oncology
 Center Limited Partnership         40                20               $85

St. Lucie County Radiation
 Oncology Limited Partnership      100                50                $-

Greenbelt Cancer Treatment
 Center                            100                50               $19

                                 EquiMed, Inc.

9. Stockholders' Equity

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Upon the acquisition of EquiVision, the Company adopted and amended the stock based compensation plans of EquiVision to include all of its employees, consultants, and directors. In connection with the adoption of these plans, the chairman of the Company was granted nonqualified stock options to purchase 500,000 shares of the Company's stock at $50.00 per share. The options are exercisable and expire in 2003. The Company granted a total of 1,092,500 options including the options granted to the chairman of the Company, to certain employees, directors and consultants to purchase shares of the Company's stock in connection with the merger at prices ranging from $7.00 to $50.00. These options expire in years beginning 2003 through 2006. The Company granted subsequent to the merger non-qualified stock options to purchase 56,500 shares of stock at prices ranging from $8.63 to $13.13 per share to directors and consultants. These options vest within a one year period from the date of the grant and expire in 2006.

Also in connection with the Merger, the Company adopted and maintains the former EquiVision Stock Option Plan (the "Plan"). The Plan permits the Company to grant up to 1,000,000 options to employees, directors and consultants at the fair value of shares on the effective date of grant. In connection with the merger, the Company granted 492,966 options to purchase shares of the Company's common stock at prices ranging from $2.84 to $15.10. These options vest within a one year period and expire in ten years. During 1996, the Company granted an additional 199,358 options to purchase shares of the Company's stock at prices ranging from $11.50 to $15.10. These options vest within a one year period and expire in ten years. In connection with the sale of the Company's Ophthalmology Division approximately 572,000 options were not exercised and subsequently forfeited by the Company's former Ophthalmology Division employees. At December 31, 1996, there were approximately 10,000 options outstanding to employees and directors, respectively, under the Plan. At December 31, 1996, approximately 990,000 shares were available for future grants under the Plan.

                                 EquiMed, Inc.

9. Stockholders' Equity (continued)

Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The Company did not grant stock options prior to January 1, 1996. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996: risk-free interest rate of 6.7%; a dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of .464; and a weighted-average expected life of the option of five years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

                                            1996
                                            ----
        Pro forma net loss               $(31,419)
        Pro forma net loss per share     $ ( 1.14)

A summary of the Company's stock option activity, and related information for the year ended December 31, 1996 follows:

                                              Options    Weighted-Average
                                               (000)      Exercise Price
                                               -----      --------------
        Outstanding-beginning of year              -          $    -
        Granted                                1,841           21.98
        Exercised                                 (5)           5.47
        Forfeited                               (769)          10.31
                                              ------          ------

        Outstanding-end of year                1,067          $28.79
                                              ======          ======

        Exercisable at end of year             1,065          $28.83

        Weighted-average fair value of
         options granted during the year       $4.71

                                 EquiMed, Inc.

      9. Stockholders' Equity (continued)

      Exercise prices for options outstanding as of December 31, 1996 ranged from $5.68 to $50.00. The weighted-average remaining contractual life of those options is 8 years.

      In 1995, the Company issued to the bank a stock purchase warrant to purchase 150,000 shares of its common stock at an exercise price of $4.31 per share. The warrant expires in February 2005 and may be exercised at any time at the option of the warrant holder. Under the terms of the warrant agreement, the warrant holder has certain registration rights and antidilution protection from future equity securities issued at below fair market value, and can restrict the payment of dividends to any class of capital stock.

      10. Income Taxes

      Effective January 1, 1996, certain entities comprising the Oncology Group, predecessor to the Company, terminated their election to be taxed as S corporations. As a result of these terminations, the Company became liable for income taxes relating to these entities. Accordingly, as a required by generally accepted accounting principles, the Company recorded deferred tax assets and liabilities on temporary differences between the income tax basis and book basis of certain assets and liabilities. The effect of recording these net deferred tax liabilities upon the results of operations for the year ended December 31, 1996 was approximately $1,277,000 ($0.05 per share). The provision (benefit) for income taxes includes the following components (in thousands):


                                     1994           1995          1996
                                -------------------------------------------

                Current:
                 Federal           $  942          $1,822         $12,005
                 State                266             455           2,119
                Deferred:
                 Federal              382             102          (2,984)
                 State                114              25            (527)
                                -------------------------------------------
                Total              $1,704          $2,404         $10,613
                                ===========================================

                                 EquiMed, Inc.

      10. Income Taxes (continued)

      A reconciliation between reported income tax expense and the amount computed by applying the statutory federal income tax rate of 34% is as follows (in thousands):



                                            1994      1995       1996
                                          ------------------------------
            Computed tax
             expense/(benefit)            $ 4,148   $ 4,567    $(6,572)
            State taxes                       251       336     (1,160)
            Nondeductible loss related
             to sale of the
             Ophthalmology Division             -         -     17,967
            Income earned in
             jurisdictions not taxed in
             the United States                  -         -       (752)
            Tax effect of S corporation
             and partnership income        (3,330)   (3,391)         -
            Federal pro forma benefit
             for certain losses               429         -          -
            State tax effect of S
             corporation and
             partnership income               500       500          -
            Minority interest pro
             forma taxes                     (514)     (134)         -
            Penalties and interest            303       902      1,199
            Other, net                        (83)     (376)       (69)
                                        ------------------------------
            Total                         $ 1,704   $ 2,404    $10,613
                                        ==============================

                                 EquiMed, Inc.

      10. Income Taxes (continued)

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1995 and 1996 are (in thousands):


                                            December 31
                                           1995    1996
                                         -----------------


             Deferred tax assets:
              Accrued physicians'         $ 175   $   936
               compensation
              Accounts payable and
               other accrued liabilities    475       497
              Accrued liability
               relating to the sale of
               the Ophthalmology
               Division                       -     2,000
              Property and equipment        170         -
              Net operating losses           29         -
                                        -----------------
             Total deferred tax assets      849     3,433

             Deferred tax liabilities:
              Property and equipment          -       751
              Other                           -       282
                                        -----------------
                                              -     1,033

              Valuation allowance           (29)        -
                                        -----------------
             Net deferred tax assets      $ 820   $ 2,400
                                        =================


      The Company made federal and state income tax payments of approximately $397,000, $0, and $12,600,000 in 1994, 1995 and 1996, respectively.

      11. Employee Benefit Plans

      In connection with the Merger, the Company merged its qualified defined contribution plans with the qualified defined contribution plan of EquiVision. The Company's merged qualified defined contribution plan covers substantially all of the employees of the Company. The plan permits participants to make voluntary contributions. The Company pays all general and administrative expenses of the plan and makes matching contributions on behalf of the employees. The Company made contributions related to these plans totaling approximately $56,000, $57,000 and $158,000 in 1994, 1995 and 1996, respectively.

                                 EquiMed, Inc.

      12. Commitments and Contingencies

      In connection with the Merger, Dr. Colkitt has indemnified the Company from any income tax liabilities, if any, not reflected in the financial statements of the Oncology Group related to any period or periods prior to the Merger (the "General Indemnification Agreement").

      On March 21, 1996, the Company entered an appearance as a plaintiff to a declaratory judgment action commenced August 30, 1995, in the Delaware Court of Chancery. The litigation seeks a declaration that the merger of the non-professional component of eight oncology centers into the Oncology Group prior to the Merger was effected in accordance with applicable Delaware law and that the merger consideration was fair to the interests held by minority shareholders (the "Minority Holders") in connection with the purchase of their shares. The Minority Holders have filed answers and counterclaims in the Delaware action against the Company and other counterclaim defendants for breach of fiduciary duty, breach of contract, fraud and other violations of Delaware statutory law. The counterclaims seek rescision of the August 1995 mergers of the eight corporations and compensatory and / or rescissory damages. The Minority Holders allege that the value of their holdings that were cancelled pursuant to these mergers exceeded $50,000,000.

      While Dr. Colkitt and the entities that were merged into the Company pursuant to the Merger believe they have meritorious defenses to the allegations of the Minority Holders, Dr. Colkitt has entered into an agreement with the Company to fully indemnify the Company against any damage, loss, expense or liability, including attorneys' fees and expenses, incurred by the Company resulting from the litigation with the Minority Holders (the "MH Indemnification Agreement").

      As a part of the General and MH Indemnification Agreements, Dr. Colkitt is required to place shares of the Company's stock held by him with the Company. Dr. Colkitt has placed shares of the Company's stock with the Company based upon the Company's estimate of any potential damage, loss, expense or liability, including attorneys' fees and expenses, which may be incurred by the Company resulting from the litigation with the Minority Holders and from any income tax liabilities not reflected in the financial statements of the Oncology Group related to any period or periods prior to the Merger.

                                 EquiMed, Inc.

      12. Commitments and Contingencies (continued)

      On May 15, 1997, the Company filed a Demand for Arbitration before the American Arbitration Association in Philadelphia, Pennsylvania to enforce certain terms of the Asset Purchase Agreement (the "Agreement") relating to the sale of the Company's Ophthalmology Division and to recover damages for breach of the Agreement by the purchaser of the Company's Ophthalmology Business (the "Purchaser"). Under the Agreement, the Company sold substantially all of the assets of its Ophthalmology Division to the Purchaser and also agreed, during the period beginning November 1996 and ending April 1997, to assist the Purchaser in the acquisition of additional ophthalmology practices. In return for such additional services, the Company is entitled to receive from the Purchaser certain fees and expenses based upon the status of such additional acquisitions as of May 15, 1997. The Purchaser failed to make the May 15, 1997 payment to the Company and has advised the Company that it does not intend to make such payment. Under the Demand for Arbitration, the Company is also seeking damages in connection with the Purchaser's refusal to provide the Company's representatives with access to financial records of the Ophthalmology Division. There can be no assurance that the Purchaser will not assert a material counterclaim against the Company.

      The Company is insured with respect to medical malpractice risks on a claims-made basis. Should these claims-made policies not be renewed or replaced with equivalent insurance, claims based on occurrences during the term of the respective policies, but asserted subsequently would be uninsured.

      The Company has been named in two actions relating to professional liability claims at one of its ophthalmology centers. The claims pertain to a period when the Company was partially self insured for that center. The Company intends to defend these claims vigorously and believes it has meritorious defenses. Management believes the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or the results of operations.

                                 EquiMed, Inc.

      12. Commitments and Contingencies (continued)

      At December 31, 1995 and 1996, the Company has several other malpractice claims outstanding which have arisen in the normal course of business. In addition, it is possible that certain incidents may have occurred which have not been reported as of this date. The Company has policies and procedures in place to track and monitor incidents of significance.

      Based on management's knowledge of the facts to date, consultation with its legal advisors and extent of existing insurance coverages, management believes the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or the results of operations.

      13. Related-Party Transactions

      The receivable from affiliates of approximately $9,718,000 as of December 31, 1996 consists of amounts due from companies majority-owned by the Company's primary shareholder.

      The advances to the principal shareholder of $5,025,000 at December 31, 1996 consists of amounts advanced for the acquisition of companies wholly owned by the principal shareholder.

      Included in payables to affiliates is approximately $6,555,000 payable to the principal owner of a medical practice acquired during 1996 which the Company purchased for approximately $9,000,000 worth of the Company's common stock. In connection with this acquisition, the Company guaranteed that the market value of the common stock would not fall below the market value of the stock at the time of acquisition. The $6,555,000 represents amounts due as of December 31, 1996 in connection with the guarantee.

      In July 1995, the Company terminated its $1,000,000 line of credit with a bank. The outstanding balance of approximately $725,000 on the line of credit was repaid by OSC in exchange for a note from the Company due in
      one year and bearing interest at 9%.   The note was paid during 1996.

                                 EquiMed, Inc.

      13. Related-Party Transactions (continued)

      On October 1, 1994, the Company contracted with National Medical Financial Services ("NMFS"), a public company in which Dr. Colkitt is the Chairman and primary and controlling shareholder, to perform billing services for the Company. The contract provided that NMFS would receive a fee of 10% of collected revenues for these services. In addition, NMFS agreed to collect the Company's outstanding accounts receivable at October 1, 1994 for a fee of 3% of the amounts collected. Concurrent with this transaction, the employees of the Company's in-house billing department were transferred to Billing Services, Inc. ("BSI"), a company in which Dr. Colkitt is the primary and controlling shareholder. NMFS contracted with BSI to perform the billing services for the Company. Effective
      January 1, 1995, the contract with NMFS was renegotiated and the fee for billing services was reduced to 3% of collected revenues. In addition, NMFS agreed to begin performing accounting services for the Company for a fee of 1% of collected revenues.

      As a result of the above, a portion of the Company's accounting personnel were transferred to BSI. The Company expensed $1,673,000, $2,534,000 and $2,255,000 for billing services provided by NMFS during the three months ended December 31, 1994 and the years ended December 31, 1995 and 1996, respectively. Included in payables to affiliates is approximately $817,000 owed to NMFS by the Company relating to these services.

      The actual costs of accounting, technical and management services provided by OSC, as described in Note 1, of approximately $5,690,000, $4,849,000 and $595,000 for 1994, 1995, and for the month ended January 31, 1996, respectively, are included in general and administrative expenses. Subsequent to the Merger, these services were no longer provided by OSC.

      On June 1, 1996, EquiMed India, a wholly-owned subsidiary of the Company formed to obtain contracts for accounting and billing services, began operations in Madras, India. EquiMed India had revenues and net income of approximately $2,100,000 and $1,900,000, respectively principally related to a contract for accounting and billing services with Anesthesia Solutions, Inc., a company wholly-owned by Dr. Colkitt. EquiMed India subcontracts with Nittany Decisions Private LTD, a company 80% owned by Dr. Colkitt, to provide the accounting and billing services for Anesthesia Solutions, Inc. According to the contract terms, EquiMed India retains approximately 10% of the revenues billed for Anesthesia Solutions, Inc. and pays Nittany Decisions Private LTD its costs and an agreed upon rate of return. EquiMed India is exempt from income taxes payable to agencies of the Indian government and the local provincial government based upon agreements with these agencies when EquiMed India was incorporated. At December 31, 1996, EquiMed India has trade receivables of approximately $2,000,000 which primarily represent receivables for the services from Anesthesia Solutions, Inc.

                                 EquiMed, Inc.

      13. Related-Party Transactions (continued)

      The Company entered into a receivable purchase agreement in April 1995. Under the terms of the agreement, receivables are transferred to Oncology Funding Corporation (a company that is wholly-owned by Dr. Colkitt) which then factors the receivables with an unrelated financing company, John Alden Asset Management Company ("Alden"). The factored receivables may be denied by Alden for various reasons including nonpayment by the payor.
      The transfer of receivables to Alden is recognized as a sale, and the difference between the sales price (adjusted for the accrual of probable adjustments) and the net receivables is recognized as a gain or loss on the sale of receivables. Proceeds to the Company from receivables sold under this agreement were approximately $27,393,000 and $45,726,000 for the years ended December 31, 1995 and 1996, respectively. During 1995 and 1996, the Company failed to comply with certain covenants of the receivable purchase agreement. Remedies available to Alden due to these events of noncompliance include termination of the receivables purchase agreement. The balance of the receivables transferred that remain uncollected was approximately $4,250,000 and $4,896,000 at December 31, 1995 and 1996, respectively.

      The Company retained the services of Parkwood Motors, a company owned by the President and Chief Executive Officer's wife, to assist in the sale of the Ophthalmology Division. Parkwood Motors provides staffing to gather due diligence and other information regarding entities to be acquired. Parkwood Motors was entitled to a commission equal to 5% of the earnout received by EquiMed from the purchaser of the Ophthalmology Division. In the year ended December 31, 1996, such commissions approximated $150,000.

      Certain legal services are provided on behalf of the Company by a law firm in which Dr. Colkitt's sister is a partner. This law firm received approximately $132,000 for these services during the year ended December 31, 1996.

                                 EquiMed, Inc.

      14. Financial Instruments

      The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

           Cash and Cash Equivalents, Accounts Receivable, Other Accounts Receivable, Prepaid Expenses and Other Current Assets, Accounts Payable and Accrued Expenses

           The carrying amount reported in the balance sheet for cash and cash equivalents, accounts receivable, other accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses approximate fair values because of the short maturities of the financial instrument.

           Long Term Debt and Capital Leases

           The carrying amounts reported in the balance sheet for long term debt and capital leases approximate fair value since the debt and leases bear interest at rates which approximate current market rates.

                                 EquiMed, Inc.

      15.  Quarterly Financial Data (unaudited)

      The following is a summary of the unaudited quarterly financial information for the years ended December 31, 1996 and 1995 (in thousands except per share amounts).


      Year ended December 31, 1996
      Quarters ended                March 31     June 30     Sept. 30   Dec. 31
      --------------------------------------------------------------------------
      Net revenues                   $20,732    $29,410     $ 29,046   $ 19,927
      Net (loss) income before
        extraordinary charge             508      2,711      (21,673)   (12,765)
      Net (loss) income                  381      2,711      (21,673)   (12,765)
      (Loss) earnings per share:
        Net (loss) income before
          extraordinary charge          0.02       0.10        (0.76)     (0.49)
        Net (loss) income               0.02       0.10        (0.76)     (0.49)


      Year ended December 31, 1995
      Quarters ended                March 31     June 30     Sept. 30   Dec. 31
      --------------------------------------------------------------------------
      Net revenues                  $ 15,014   $ 15,188     $ 13,963   $ 14,719
      Net income                       2,977      3,043        2,631      1,547
      Pro forma net income             2,116      2,057        1,831        803
      Pro forma earnings per share      0.10       0.10         0.09       0.04



      16. Loss on Sale of Division

      The Company has reflected in its financial statements a pretax loss of approximately $31,112,000 on the sale of its Opthalmology Division on November 5, 1996. The Company had previously reflected approximately $24,200,000 as an impairment charge in its September 30, 1996 interim financial statements based upon its expectation of the final sales price for this business.

      17.  Subsequent Events

      In January 1997, the Company formed two wholly-owned subsidiaries for the purpose of acquiring a medical transcription company and a court reporting company. The two companies were acquired in January 1997 for approximately $5,000,000 in cash plus a potential earn-out of $300,000 payable in cash. These acquisitions have been accounted for as purchases. Revenues related to these companies were approximately $5,200,000 for the year ended December 31, 1996.

                                 EquiMed, Inc.

      17.  Subsequent Events (continued)

      In February 1997, the Company acquired the primary operating assets of two medical practices and obtained 40 year management agreements with the professional corporations of these medical practices for approximately $4,439,000 in cash. Approximately $4,100,000 of the consideration paid has been allocated to the management agreements. These acquisitions have been accounted for as purchases. Revenues related to these medical practices were approximately $5,604,000 million for the year ended December 31, 1996.

      In addition, during February 1997, the Company acquired several equipment and real estate leasing companies wholly owned by Dr. Colkitt for approximately $2,739,000 in cash. These acquisitions have been accounted for as purchases. Revenues related to these equipment and real estate leasing companies were approximately $2,996,000 for the year ended December 31, 1996.

      In May 1997, the Company acquired Russell Data Services, Inc., Nittany Decisions Services Private Limited, Trident International Accounting, Inc., Billing Services, Inc., and Tiger Communications International LTD. for approximately $6,000,000 in cash and a potential earnout up to $9,300,000 payable in the Company's common stock. These acquisitions have been accounted for as purchases. Russell Data Services, Inc., Trident International Accounting, Inc., Billing Services, Inc., and Tiger Communications International LTD. were wholly owned by Dr. Colkitt. Dr. Colkitt owned eighty percent of Nittany Decisions Services Private Limited. These companies are engaged in a variety of businesses providing outsourcing for accounting, billing, data processing, collections, and other administrative services and had combined revenues for the year ended December 31, 1996 of approximately $9,565,000.

                        REPORT OF INDEPENDENT AUDITORS

We have audited the consolidated financial statements of EquiMed, Inc. as of December 31, 1996 and 1995 and for each of the three years in the period ended December 31, 1996, and have issued our report thereon dated May 21, 1997 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in the index Item 14(a) of this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Atlanta, Georgia
May 21, 1997

                                  EquiMed, Inc.
                 Schedule II - Valuation and Qualifying Accounts

----------------------------------------------------------------------------------------------------------------------------------
                   Column A                           Column B               Column C               Column D       Column E
----------------------------------------------------------------------------------------------------------------------------------
                                                                             Additions
                                                                   -----------------------------
                                                                                   Charges to
                                                    Balance at     Charged to   Other Accounts-                   Balance at End
                                                     Beginning     Costs and        Describe     Deductions-        of Period
                  Description                        of Period      Expenses                      Describe
----------------------------------------------------------------------------------------------------------------------------------

Year ended December 31, 1994:
Deducted from asset accounts:
Allowance for doubtful accounts                    $1,761,000    $  523,000                     $761,000 (a)     $1,523,000
Valuation allowance for deferred tax assets            45,000        26,000                                          71,000

Year ended December 31, 1995:
Deducted from asset accounts:
Allowance for doubtful accounts                     1,523,000     1,472,000                       73,000 (a)      2,922,000
Valuation allowance for deferred tax assets            71,000                                     42,000 (d)         29,000

Year ended December 31, 1996:
Deducted from asset accounts:
Allowance for doubtful accounts                     2,922,000     2,478,000     376,000 (c)      989,000 (b)      4,787,000
Valuation allowance for deferred tax assets            29,000                                     29,000 (d)              0


----------------------------------------------------------------------------------------------------------------------------------

(a)  Uncollectible accounts written off, net of recoveries

(b) Allowance for doubtful accounts relating to the receivables of the Ophthalmology Business which were sold in November 1996 ($587,000) and uncollectible accounts written off, net of recoveries ($402,000)

(c) Allowance for doubtful accounts relating to the receivables of the Ophthalmology Business which were purchased in February 1996

(d)  Use of net operating loss carryforwards relating to the valuation allowance

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         EQUIMED, INC.

                                         /s/  DOUGLAS R. COLKITT
                                         -----------------------
                                         By:  Douglas R. Colkitt, Chairman of
                                              the Board and Chief Executive
                                              Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signatures                  Title                        Date
          ----------                  -----                        ----

     /s/ DOUGLAS R. COLKITT    Chairman of the Board and       June 10, 1997
     ----------------------    Chief Executive Officer
     Douglas R. Colkitt        (Principal Executive Officer)



     /s/ DANIEL L. BECKETT     Chief Financial Officer         June 10, 1997
     ---------------------     (Principal Financial and
     Daniel L. Beckett         Accounting Officer)


     /s/ LARRY W. PEARSON      Director                        June 10, 1997
     --------------------
     Larry W. Pearson


                               Director                        __________, 1997
     --------------------
     Gene E. Burleson


                               Director                        __________, 1997
     ------------------
     Brian C. Smith


     /s/ JEROME DERDEL         Director                        June 10, 1997
     --------------------
     Jerome Derdel, M.D.

                                 EXHIBIT INDEX
                                 -------------



     Exhibit No.    Description
     -----------    -----------
     2.1            Agreement and Plan of Merger by and among Douglas R.
                    Colkitt, Colkitt Oncology Group, Inc., EquiVision, Inc. and
                    the Company, as amended*
     3.1            Certificate of Incorporation of the Company*
     3.2            By-laws of the Company*
     4.1            Form of certificate evidencing Common Stock, par value
                    $.0001 per share, of the Company*
     10.10          Form of Option to Purchase Stock of Professional
                    Corporation, as amended*
     10.11          Employment Agreement between EquiVision, Inc. and Larry W.
                    Pearson dated January 1, 1996*
     10.12          Stock Option Agreement between EquiVision, Inc. and Douglas
                    R. Colkitt, M.D. dated July 1, 1993**
     10.13          Master Equipment Lease dated February 19, 1993 between D&T
                    Leasing Limited Partnership and EquiVision, Inc.**
     10.14          Form of Billing Services Agreement with National Medical
                    Financial Services Corporation*
     10.15          Form of Cancer Treatment Center Management Services
                    Agreement*
     10.16          Form of Practice Management Services Agreement (Type I)*
     10.17          Form of Practice Management Services Agreement (Type II)*
     10.18          Form of Stock Option Agreement*
     10.19          Form of Master Assignment of the Stock Option Agreements*
     10.20          Form of Stock Pledge Agreement between Colkitt and the
                    Company*
     10.21          Asset Purchase Agreement dated as of October 9, 1996 by and among EquiMed, Inc., Physicians Resource Group, Inc. and PRG
                    Georgia, Inc.***
     10.22          Stock Purchase Agreement dated as of April 1, 1997 by and
                    among EquiMed, Inc., Russell Data Services, Inc. and Douglas
                    R. Colkitt, M.D.****
     10.23          Stock Purchase Agreement dated as of April 1, 1997 by and
                    among EquiMed, Inc., Billing Services, Inc. and Douglas R.
                    Colkitt, M.D.****
     10.24          Stock Purchase Agreement dated as of April 1, 1997 by and
                    among EquiMed, Inc., Trident International Accounting, Inc.
                    and Douglas R. Colkitt, M.D. ****
     10.25          Stock Purchase Agreement dated as of April 1, 1997 by and
                    among EquiMed, Inc., Tiger Communications International Ltd.
                    and Douglas R. Colkitt, M.D.****
     10.26          Stock Purchase Agreement dated as of April 1, 1997 by and
                    among EquiMed, Inc., Nittany Decisions Services Private
                    Limited and Douglas R. Colkitt, M.D.****
     10.27          Stock Purchase Agreement dated January 8, 1997 among ALR
                    Reporting, Inc. Charles Shapiro and Walter Shapiro
     10.28          Asset Purchase Agreement dated as of January 1, 1997 among
                    Transcriptions International Inc., Prophecy Health
                    Information Management, Inc. and Edward J. Bilotti
     10.29          Stock Purchase Agreement dated as of January 1, 1997 among
                    EquiMed, Inc., Thomas Jefferson Real Estate Corporation and
                    Douglas R. Colkitt, M.D.
     10.30          Stock Purchase Agreement dated as of January 1, 1997 among
                    EquiMed, Inc., George Washington Real Estate Corporation and
                    Douglas R. Colkitt, M.D.

     10.31          Stock Purchase Agreement dated as of January 1, 1997 among
                    EquiMed, Inc., Nixon Equipment Corporation and Douglas R.
                    Colkitt, M.D.
     11.1           Statement re: computation of net earnings per share
     21             Subsidiaries of the Registrant
     23.1           Consent of Ernst & Young LLP
     27             Financial Data Schedule

     ---------------------------------
     * Incorporated by reference to the exhibit on the Company's Registration Statement on Form SB-2 (No. 33-98058).
     ** Incorporated by reference to the exhibit on the Company's Registration Statement on Form SB-2 (No. 33-66510-A) .
     *** Incorporated by reference to the exhibit on the Company's current report on Form 8-K filed October 10, 1996.
     **** Incorporated by reference to the exhibit on the Company's Current
          Report on Form 8-K filed May 28, 1997.