Form 10-Q
period 1997-03-31
EQUIMED INC
filed 1997-06-13
CIK 892493

                      Securities and Exchange Commission
                             Washington, DC 20549

                                   Form 10-Q

(Mark One)

{x} Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 1997
                                           --------------

                                      OF

[] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From              to
                              --------------  --------------

Commission file number 0-27456


                                 EQUIMED, INC.
         -------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                    Delaware                              25-1668112
            ---------------------------                -----------------
            (State or other jurisdiction              (I.R.S.Employer
                 of incorporation)                     Identification No.)







         2171 Sandy Drive
        State College, Pennsylvania                              16801
  ---------------------------------------                -------------------
 (Address of principal executive offices)                     (Zip Code)





                                (814) 238-0375
         -------------------------------------------------------------

             (Registrant's telephone number, including area code)






                                      N/A
         -------------------------------------------------------------
         (Former name or former address, if changed since last report)

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. Common Stock, $.0001 par value per share, 27,358,862 shares outstanding as of May 31, 1997.

                                 EquiMed, Inc.
                                   FORM 10-Q
                      For the Quarter Ended March 31, 1997

                        PART 1 - FINANCIAL INFORMATION






                                                                   Page
                                                                  ------

Item 1: Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets at
        December 31, 1996 and March 31, 1997                         2

        Condensed Consolidated Income Statements
        for the Three Months ended March 31, 1996 and
        1997                                                         3

        Condensed Consolidated Statement of
        Stockholders' Equity for the Three Months
        ended March 31, 1997                                         4

        Condensed Consolidated Statements of Cash
        Flows for the Three Months Ended
        March 31, 1996 and 1997                                      5

        Notes to Condensed Consolidated
        Financial Statements                                         6



Item 2: Management's Discussion and Analysis of
        Financial Condition and Results of Operations                10

                                 EquiMed, Inc
                     Condensed Consolidated Balance Sheets
                                (in thousands)
                                  (unaudited)

                                             December 31   March 31
                                                 1996       1997
                                             ------------  ---------
Assets

Current assets
 Cash and cash equivalents                      $ 27,010   $ 12,841
 Accounts receivable, net                          6,307      7,830
 Receivables from affiliates                       9,718     16,586
 Prepaid expenses and other current
  assets                                           1,607      2,345
 Deferred income taxes                             3,171      3,529
                                                 -------    -------
Total current assets                              47,813     43,131

Property and equipment, net                       12,379     23,361
Management agreements, net of accumulated
 amortization                                      5,490     14,480
Advances to principal stockholder                  5,025      2,286
Other assets                                         884        930
                                                 -------    -------
                                                  71,591     84,188
                                                 -------    -------
Liabilities and stockholders' equity
Current liabilities
 Accounts payable                                  1,312      2,334
 Payable to affiliates                             7,815      6,933
 Accrued salaries and professional fees            3,243      3,407
 Other accrued expenses                            6,006      6,295
 Income taxes payable                              7,921      9,273
Current portion of long-term debt                    686      2,342
Current portion of obligations under
 capital leases:
  Related parties                                    354        317
  Other                                              717      2,680
                                                 -------    -------
Total current liabilities                         28,054     33,581

Long-term debt, net of current portion             2,431      7,609
Obligations under capital leases, net of
 current portion:
  Related parties                                  1,545      1,397
  Other                                            1,853      5,484
Deferred income taxes                                771        771
Minority interest                                  1,473      1,765
Commitments and contingencies                          0          0

Stockholders' equity:
 Preferred stock, 1,000,000 authorized                 0          0
  shares, none issued
 Common stock, $.0001 par value,
  authorized 100,000,000 shares,
   issued and outstanding 28,591,474 as of
   December 31, 1996 and issued 28,591,474
   and outstanding 27,600,302 as of
   March 31, 1997                                      3          3
 Less Treasury stock, 991,172 shares, at cost
  as of March 31, 1997                                 0     (3,611)
 Additional paid-in capital                       81,600     81,600
 Partner's Capital                                   657        657
 Retained deficit                                (46,796)   (45,068)
                                                 -------    -------
                                                  35,464     33,581
                                                 -------    -------
                                                  71,591     84,188
                                                 -------    -------

See notes to condensed consolidated financial statements

                                 EquiMed, Inc.
                   Condensed Consolidated Income Statements
                   (in thousands, except per share amounts)

                                  (Unaudited)

                                                 Three months ended
                                                      March 31,
                                                    1996       1997
                                                 -------    -------
Net revenues                                     $20,732    $17,707

Costs and expenses:
 Professional fees and expenses                    5,287      3,621
 Treatment and support services                    7,756      6,274
 General and administrative expenses               2,501      1,632
 Depreciation and amortization                     1,121      1,122
 Amortization of EquiVision, Inc.
  acquisition                                        159          0
 Interest expense:
  Related parties                                    234        161
  Other                                              406        412
  Loss on sale of receivables                        209        127
 Other income, net                                  (137)       (89)
                                                 -------    -------
Total costs and expenses                          17,536     13,260

Income (loss) before minority interest,
 extraordinary items and income taxes              3,196      4,447

Minority interest                                    113        292
                                                 -------    -------

Income before income taxes                         3,083      4,155

Provision for income taxes                         1,298      1,352

Cumulative adjustment to establish
 deferred income taxes                             1,277          0
                                                 -------    -------
Total provision for income taxes                   2,575      1,352

Net income before extraordinary charge               508      2,802
Extraordinary charge from refinancing of
 debt, net of income taxes                           127          0
                                                 -------    -------
Net income                                           381      2,802
                                                 -------    -------

Net income per share before extraordinary
 charge                                          $  0.02    $  0.10
Extraordinary charge                                  --         --
                                                 -------    -------

Pro forma net income per share                   $  0.02    $  0.10
                                                 -------    -------


Weighted average common shares and
   equivalents                                    25,327     28,035
                                                 -------    -------

See notes to condensed consolidated financial statements



                                                   EquiMed, Inc.


                                        Condensed Consolidated Statement of
                                               Stockholders' Equity

                                         Three Months Ended March 31, 1997
                                                    (Unaudited)
                                       (in thousands, except share amounts)

                                          Common Stock                                  Additional
                                                     -        -  Treasury    Stock      Paid-in     Partner's  Retained
                                             Shares      Amount   Shares      Cost      Capital      Capital   Deficit     Total
                                        --------------  -------  --------   --------   ----------  ----------  --------   -------
Balance, December 31, 1996                  28,591,474       $3         0          0      $81,600        $657  ($46,796)  $35,464

Dividend                                                                                                         (1,074)   (1,074)

Repurchase of common stock
 using Treasury method                                            991,173     (3,611)                                      (3,611)

Net Income                                                                                                        2,802     2,802
                                        --------------  -------  --------   --------   ----------  ----------  --------   -------
Balance, March 31, 1997                     28,591,474       $3   991,173     (3,611)     $81,600        $657  ($45,068)  $33,581
                                        ==============  =======  ========   ========   ==========  ==========  ========   =======


See notes to condensed consolidated financial statements

                                 EquiMed, Inc.
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                                (in thousands)

                                                   Three months ended
                                                       March 31
                                                     1996      1997
                                                   -------   -------
Cash flows from operating activities
Net income (loss)                                  $  381    $2,802
Adjustments to reconcile net income to
 net cash provided by (used in) operating
 activities:
  Depreciation and amortization                     1,281     1,122
  Deferred income taxes                             1,277         0
  Minority interest                                   113       292
  Changes in operating assets and
    liabilities, net of acquired businesses
       Accounts receivable                         (1,464)   (1,523)
       Receivables from/payable to affiliates        (424)   (7,750)
       Prepaid expenses and other current assets     (471)     (738)
       Accounts payable                              (586)    1,022
       Accrued salaries and benefits                 (516)      164
       Other accrued expense                          208       289
       Income taxes payable                        (1,051)    1,352
                                                ----------  -------
Net cash (used in) by operating activities         (1,252)   (2,967)

Cash flows from investing activities
Payments for practices acquired, net of
 cash acquired                                     (1,530)   (5,933)
Purchase of property and equipment                   (218)     (604)
Decrease in other assets                              148       (46)
                                                ----------  -------
Net cash used in investing activities              (1,600)   (6,583)

Cash flows from financing activities
Proceeds from long-term borrowings                  8,425       591
Repayment of long-term debt                       (19,448)     (160)
Proceeds from issuance of common stock             24,221         0
Repurchase of common stock                              0    (3,611)
Repayment of obligations under capital
 leases:
   Related parties                                 (2,976)     (185)
   Other                                           (1,715)     (180)
Distributions:
   Primary owner                                   (3,543)   (1,074)
   Minority owners                                     (8)        0
                                                ----------  -------
Net cash provided by (used in) financing            4,956    (4,619)
 activities
                                                ----------  -------

Net increase/(decrease) in cash                     2,104   (14,169)
Cash at beginning of period                           824    27,010
                                                ----------  -------
Cash at end of period                               2,928    12,841
                                                ----------  -------
See notes to condensed consolidated financial statements

                                 EquiMed, Inc.

              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

                                 March 31, 1997

1. BUSINESS, ORGANIZATION AND BASIS OF PRESENTATION

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

          EquiMed is the result of the merger between EquiVision and Colkitt Oncology Group, Inc., a Delaware corporation (the "Oncology Group"), and the subsequent reincorporation merger of EquiVision with and into its wholly owned Delaware subsidiary, EquiMed. These two mergers are referred to collectively herein as the "Merger." The business combination of the Oncology Group and EquiVision was accounted for as a reverse purchase. As a result, the Oncology Group was considered for financial reporting purposes as the acquiror. The Merger was consummated on February 2, 1996, and a follow-up public offering was completed on February 15, 1996 consisting of shares sold by the Company and a selling stockholder. The Oncology Group was formed in order to facilitate the acquisition by EquiVision, of Equimed Common Stock and the subsequent acquisition by EquiMed, of the stock and assets of various corporations, partnerships and joint ventures owning or controlling 30 radiation oncology centers comprising the Oncology Group. Pursuant to the merger agreement the stockholders of the Oncology Group received approximately 21 million shares of the Company's common stock
     (the "Common Stock"). Douglas R. Colkitt, M.D., the principal stockholder of the Oncology Group, is currently the Chairman, Chief Executive Officer and also the principal stockholder of the Company. Dr. Colkitt became the Chief Executive Officer of EquiMed on January 1, 1997. Pursuant to the Merger, EquiMed succeeded to all of the assets, liabilities and contractual obligations of EquiVision and of the Oncology Group.

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

          The Company currently owns, operates or manages 35 radiation oncology centers (the "Oncology Centers") and operates or manages the professional corporations affiliated with such Oncology Centers. In addition, the Company currently manages five complementary subspecialty medical practices in medical oncology, urology, and internal medicine. The professional corporations and the subspecialty medical practices are hereinafter collectively referred to as the "Affiliated Medical Practices."

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

         These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto in the Company's annual report on Form 10-K for the year ended December 31, 1996.

                                 EQUIMED, INC.

2. OTHER BUSINESS ACQUISITIONS

On January 1, 1997, the Company acquired several support companies from Douglas
R. Colkitt, M.D. for $2,738,755 in cash (including acquisition costs). These business combinations have been accounted for as purchases. Purchase price in excess of book value of these related entities wholly owned by Dr. Colkitt have been reflected as dividends paid.

On January 3, 1997, the Company acquired the assets of Prophecy Health Management, Inc. for $500,000, consisting of $450,000 in cash (including acquisition costs) and notes payable in the amount of $50,000. The business combination was accounted for as a purchase.

On January 8, 1997, the Company acquired the assets of three court reporting companies known as Doyle Court Reporting for $4,473,471, consisting of $2,473,471 in cash (including acquisition costs), and notes payable in the amount of $2,000,000 plus an additional earn-out of $300,000 in cash. The business combination was accounted for as a purchase.

On February 5, 1997, the Company acquired the assets of Riverdale Home Therapies, Inc. for $2,271,000 in cash (including acquisition costs). The business combination was accounted for as a purchase.

On February 11, 1997, the Company acquired the assets of Oaklane Cancer & Hematology Clinic for $2,291,000, consisting of $1,191,000 in cash (including acquisition costs) and notes payable in the amount of $1,100,000. The business combination was accounted for as a purchase.

A summary of assets acquired in the business combinations accounted for as purchases, during the three months ended March 31, 1997 is (in thousands):

Cash                                                                   319
Accounts receivable                                                    346
Prepaid expense and other current assets                               643
Property & equipment                                                11,457
Management services agreements                                       8,913
                                                                  ---------
                                                                  $ 21,566
                                                                  ---------

The pro forma unaudited results of operations for the three months ended March 31, 1996 and 1997, assuming consummation of the purchases described above, as of January 1, 1996, are (in thousands, except per share amounts).


                                     THREE MONTHS ENDED
                                          MARCH 31
                                       1996      1997
-------------------------------------------------------
Net Revenues                          $23,879   $17,961
Income before extraordinary items       1,080     2,894
Net Income                                953     2,894
Net income per share before
 extraordinary item                       .04       .10
Net income per share                      .03       .10


                                 EQUIMED, INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

3. BUSINESS DISPOSITIONS

Effective on November 1, 1996, the Company sold its opthalmology centers (the "Ophthalmology Division") to Physician Resource Group and its wholly owned subsidiary, PRG Georgia, Inc. (collectively, "PRG"). The consideration received by the Company for the sale to PRG was approximately $55,077,000 in cash and the assumption by PRG of approximately $16,611,000 of liabilities. In addition, the Company agreed to assist PRG in its acquisition of additional ophthalmology practices from November 1996 to April 1997 in consideration for negotiated fees and expenses based on the number of additional ophthalmology practice acquisitions accomplished in such period.

The operating results of the Ophthalmology Division included in the Company's 1996 results of operations for the period from February 1, 1996 through March 31, 1996 are as follows (amounts in thousands):

                Net revenues                            7,875
                Cost and expenses
                 Professional expenses                  2,078
                 Center operating expenses              3,701
                 General and administrative expenses    1,193
                 Depreciation and amortization            504
                 Interest expense                         157
                 Other income, net                          0
                                                        -----
                Total costs and expenses                7,633
                Net income before taxes                   242
                Provision for income taxes                 92
                                                        -----
                Net income                                150

4. COMMITMENTS AND CONTINGENCIES

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

On May 15, 1997, the Company filed Demand for Arbitration before the American Arbitration Association in Philadelphia, Pennsylvania to enforce certain terms of the Asset Purchase Agreement dated October 7, 1996 between the Company and PRG (the "Agreement") and to recover damages for breach of the Agreement by PRG. Under the Agreement, the Company sold substantially all of the assets of its Ophthalmology Division to PRG and also agreed, during the period beginning November 1996 and ending April 1997, to assist PRG in the acquisition of additional ophthalmology practices. In return for such additional services, the Company is entitled to receive from PRG certain fees and expenses based upon the status of such additional acquisitions as of May 15, 1997. PRG failed to make the May 15, 1997 payment to the Company and has advised the Company that it does not intend to make such payment. Under the Demand for Arbitration, the Company is also seeking damages in connection with PRG's refusal to provide the Company's representatives with access to financial records of the Ophthalmology Division, which refusal had delayed the Company's ability to complete its annual audit and filings required under the Securities Exchange Act of 1934, as amended. There can be no assurance that PRG will not assert a material counterclaim against the Company.

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

The Company and its subsidiaries are not parties nor is the Company's property subject to any other material litigations or proceedings, other than the litigation described above and other litigation incidental to business.

                                EQUIDMED, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

5. RELATED PARTY TRANSACTIONS

The Company entered into a receivables purchase agreement on April 27, 1995. Under the terms of the agreement, receivables are transferred to Oncology Funding Corporation (a company that is wholly-owned by Dr. Colkitt) which then factors the receivables with an unrelated financing company, John Alden Asset Management Company ("Alden"). The factored receivables may be denied by Alden for various reasons including nonpayment by the payor. The transfer of receivables to Alden is recognized as a sale and the difference between the sales price (adjusted for the accrual of probable adjustments) and the net receivables is recognized as a gain or loss on the sale of receivables. During 1996 and through March 31, 1997, the Company failed to comply with certain covenants of the receivable purchase agreement. Remedies available to Alden due to these events of noncompliance include termination of the receivable purchase agreement. Proceeds to the Company from receivables sold under this agreement were approximately $8,278,000 for the three months ended March 31, 1997. At March 31, 1997, the balance of receivables transferred that remain uncollected was approximately $4,984,000.

The Company has contracted with National Medical Financial Services ("NMFS"), a company in which Dr. Colkitt is the Chairman and a principal shareholder, to perform billing services for the Company. Effective January 1, 1995, the contract with NMFS was renegotiated and the fee for billing services was reduced to 3% of collected revenue. In addition, NMFS agreed to begin performing accounting services for the Company for a fee of 1% of collected revenues. As a result, a portion of the Company's accounting personnel were transferred to a company controlled by Dr. Colkitt and a subcontractor of NMFS. During the three months ended March 31, 1996 and 1997, the Company expensed $585,000 and $545,000, respectively, for services provided by NMFS. The Company estimates that the cost to provide these services internally, prior to the contract with NMFS, was approximately 3% of net revenues.


6. SUBSEQUENT EVENTS

Effective April 1, 1997, the Company also acquired from Dr. Colkitt all of the capital stock of a group of management services companies including Russell Data Services, Inc., Billing Services Inc., Trident International Accounting, Inc., Tiger Communications International, Ltd and an 80% interest in Nittany Decision Services Private Limited (collectively, the "Management Services Companies"). The total consideration paid for the Management Services Companies was $6,000,000 plus a potential earn-out of up to $9,300,000 payable in Common Stock in the event the Management Services Companies achieve aggregate combined pre-tax earnings of 3,500,000 in 1997.


7. ACCOUNTING PRONOUNCEMENTS

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

             ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              Results Of Operations

  At March 31, 1997, the Company owned, operated or managed 35 radiation oncology centers, operated or managed the Affiliated Medical Practices associated with such oncology centers and five complementary subspecialty medical practices. In addition, the Company owned three equipment or real estate leasing companies, two transcription companies and had established billing, collections and other outsourcing subsidiaries and a captive insurance company. At March 31, 1996, the Company owned, operated or managed 34 oncology centers and 20 ophthalmology centers. The decrease in centers owned, operated or managed was attributable to the sale of the Ophthalmology Division offset by acquisitions of four complementary medical practices, one oncology center, three leasing companies and two transcription companies during the twelve month period ended March 31, 1997.

  Net revenues for the three months ended March 31, 1997 decreased 14.6% to $17,707,000 from $20,732,000 for the same period in 1996. The decrease in net revenues was attributable to the sale of ophthalmology centers (which generated net revenues of $7,875,000 in the three months ended March 31, 1996) offset by the net revenues of 4,676,000 generated by the newly acquired businesses in the three month period ended March 31, 1997.

  Professional fees and expenses are incurred at center locations and consist of physician compensation and liability insurance. Physicians are primarily compensated on either the profitability of an individual center or a percentage of professional fees generated. Professional fees and expenses during the three month period ended March 31, 1997 decreased 31.5% to $3,621,000 from $5,287,000 for the same period in 1996. These decreased expenses resulted from the sale of Ophthalmology Division. As a percentage of net revenues, professional fees and expenses decreased to 20.5% in the three month period ended March 31, 1997 from 25.5% in the same period in 1996. This decrease was due to a change in the mix of the businesses included with the Company.

  Treatment and support services consist of center-related, non-physician payroll costs, medical, treatment, and optical cost, marketing and other center-related cost. Treatment and support services during the three month period ended March 31, 1997 decreased 18.5% to $6,274,000 from $7,756,000 for the same period in 1996. These decreased expenses resulted from the sale of ophthalmology offset by subsequent acquisitions. As a percentage of net revenues, treatment and support services decreased to 35.4% in 1997 from 37.4% in 1996. This decrease was due to a change in the mix of businesses included with the Company.

  General and administrative expenses consist of billing, accounting, development, legal and corporate administrative expense. General and administrative expenses during the three months ended March 31, 1997 decreased 34.7% to $1,632,000 from $2,501,000 for the same period in 1996. As a percentage of net revenues, general and administrative expenses decreased to 9.2% in 1997 from 12.1% in 1996. These decreased expenses resulted from the sale of the Ophthalmology Division.

  Depreciation consists of depreciation of property and equipment. Amortization consists primarily of the amortization of excess costs of acquired businesses over fair value of the net identifiable assets acquired in connection with acquisitions. Depreciation and amortization decreased to $1,122,000, or 6.3% of net revenues, for the three month period ended March 31, 1997 from $1,121,000, or 5.4% of net revenues for the same period in 1996. There was no material change due to the mix of the businesses included with the Company, as a result of acquisitions.

  Interest expense decreased to $700,000, or 4.0% of net revenues, for the three month period ended March 31, 1997 from $849,000, or 4.1% of the net revenues for the same period in 1996, primarily as a result of decreased borrowings and the repayment of debt.

  Minority interest primarily represents interest in individual cancer centers held by entities other than the Company. Such entities have included hospitals or other such health care providers which enter into affiliation arrangements with the Company. Minority interest in the earnings of such centers increased to $292,000, or 1.6% of net revenue for the three month period ended March 31, 1997 from $113,000, or .6% of net revenues for the same period in 1996. This increase was primarily the result of improved profitability of those centers with minority interest holdings.

  During the three month period ended March 31, 1997, the Company recorded income tax expense of $1,352,000. During the three month period ended March 31, 1996, the Company recorded income tax expense of $1,298,000.

Liquidity And Capital Resources

At March 31, 1997, the Company had cash and cash equivalents of $12,841,000. During the three month period ended March 31, 1997, the Company used cash in operating activities of $2,967,000 and used cash in investing and financing activities of $6,583,000 and $4,619,000, respectively.

Cash flows from operating activities during the three month period ended March 31, 1997 included net income of $2,802,000 and a subsequent adjustments for cash provided by depreciation and amortization of $1,122,000. Cash was provided by increases in accounts payable, accrued salaries, accrued expenses and income taxes payable of $1,022,000, $164,000, $289,000 and $1,352,000, respectively, offset by accumulation of accounts receivable and related party receivables of $1,523,000 and $7,750,000, respectively. The accumulation of accounts receivable was attributable to a reduction in the level of accounts receivable sold under the Company's factoring arrangement.

The Company's principal sources of liquidity for working capital and current operations will be its factoring arrangement and cash flows from operations. The Company has been considering other capital alternatives to finance its acquisitions strategy. While the Company believes it will be able to secure adequate funds which, when combined with the issuance of common stock and promissory notes, will enable it to consummate its planned acquisitions, there can be no assurance that it will be able to do so.

                          PART II - OTHER INFORMATION

Item 1: Legal Proceedings

On May 15, 1997, the Company filed Demand for Arbitration before the American Arbitration Association in Philadelphia, Pennsylvania to enforce certain terms of the Asset Purchase Agreement dated October 7, 1996 between the Company and PRG (the "Agreement") and to recover damages for breach of the Agreement by PRG. Under the Agreement, the Company sold substantially all of the assets of its Ophthalmology Division to PRG and also agreed, during the period beginning November 1996 and ending April 1997, to assist PRG in the acquisition of additional ophthalmology practices. In return for such additional services, the Company is entitled to receive from PRG certain fees and expenses based upon the status of such additional acquisitions as of May 15, 1997. PRG failed to make the May 15, 1997 payment to the Company and has advised the Company that it does not intend to make such payment. Under the Demand for Arbitration, the Company is also seeking damages in connection with PRG's refusal to provide the Company's representatives with access to financial records of the Ophthalmology Division, which refusal had delayed the Company's ability to complete its annual audit and filings required under the Securities Exchange Act of 1934, as amended. There can be no assurance that PRG will not assert a material counterclaim against the Company.


Item 5: Other Information [No response required]


Item 6: Exhibits and Reports on Form 8-K
     (a) Exhibits

             (11) Statement re: computation of earnings per
                  share

             (27) Financial Data Schedule

     (b) Reports on Form 8-K

                 Current Report on Form 8-K filed January 28, 1997 reporting an acquisition under Item 5.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          EQUIMED, INC.

                                          /s/ Douglas R. Colkitt
                                          -----------------------
                                          Douglas R. Colkitt
                                          Chairman and Chief Executive Officer


                                          /s/ Daniel Beckett
                                          ------------------------
                                          Daniel Beckett
                                          Chief Financial Officer

June __, 1997