Form 10-Q
period 1997-06-30
EQUIMED INC
filed 1997-08-14
CIK 892493

Securities and Exchange Commission
                      Washington, DC 20549

                            Form 10-Q

(Mark One)

[ X ]     Quarterly Report pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934 For the Quarterly
          Period Ended June 30, 1997

                               OR

[   ]     Transition Report pursuant to Section 13 or 15(d) of
          the Securities Exchange Act of 1934 For the Transition
          Period From ___________________ to ___________________.

Commission file number 0-27456

                          EQUIMED, INC.
      (Exact name of registrant as specified in its charter)

          Delaware                                 25-1668112
(State or other jurisdiction                    (I.R.S.Employer
     of incorporation)                        Identification No.)

2171 Sandy Drive State College, Pennsylvania             16801
  (Address of principal executive offices)             (Zip Code)

                         (814) 238-0375
      (Registrant's telephone number, including area code)

                               N/A
                 (Former name or former address,
                  if changed since last report)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding
12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X      No

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. Common
Stock, $.0001 par value per share, 4,454,443 shares outstanding as of July 31, 1997.

                          EquiMed, Inc.
                            FORM 10Q
               For the Quarter Ended June 30, 1997

                 PART 1 - FINANCIAL INFORMATION

                                                             Page

Item 1:   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets at
          December 31, 1996 and June 30, 1997                  1

          Condensed Consolidated Income Statements for
          the Six Months ended June 30, 1996 and 1997          3

          Condensed Consolidated Income Statements for
          the Three Months ended June 30, 1996 and 1997        4

          Condensed Consolidated Statement of
          Stockholders' Equity for the Six Months
          ended June 30, 1997                                  5

          Condensed Consolidated Statements of Cash
          Flows for the Six Months Ended
          June 30, 1996 and 1997                               6

          Notes to Condensed Consolidated Financial
          Statements                                           8

Item 2:   Management's Discussion and Analysis of
          Financial Condition and Results of Operations       16

                          EquiMed, Inc.
              Condensed Consolidated Balance Sheets
                         (in thousands)


                                        December 31,    June 30,
                                            1996          1997
                                                      (Unaudited)
Assets

Current assets
  Cash and cash equivalents                $ 27,010     $  3,691
  Accounts receivable, net                    6,307        8,589
  Receivable from affiliates                  9,718       18,192
  Prepaid expenses and other current
    assets                                    1,607        2,935
  Deferred income taxes                       3,171        3,171

Total current assets                         47,813       36,578

Property and equipment, net                  12,379       23,373
Management agreements, net of
  accumulated amortization                    5,490       14,979
Advances to/(from) principal
  shareholder                                 5,025       (3,714)
Other assets                                    884          930
                                             71,591       72,146
Liabilities and stockholders' equity

Current liabilities
  Accounts payable                            1,312        2,409
  Payable to affiliates                       7,815            0
  Accrued salaries and professional
    fees                                      3,243        3,203
  Other accrued expenses                      6,006        6,923
  Income taxes payable                        7,921        9,499
Current portion of long-term debt               686        4,338
Current portion of obligations under
  capital leases:
    Related parties                             354          271
    Other                                       717        1,770

Total current liabilities                    28,054       28,413

Long-term debt, net of current portion        2,431        7,359
Obligations under capital leases, net
  of current portion:
    Related parties                           1,545        1,212
    Other                                     1,853        5,890
Deferred income taxes                           771          771
Minority interests                            1,473        1,937

Stockholders' equity:

  Preferred stock, 1,000,000 authorized
    shares, none issued                           0            0
  Common stock, $.0001 par value,
    authorized 16,666,666 shares,
    issued and outstanding 4,765,246
    as of December 31, 1996 and issued
    4,765,246 and outstanding 4,475,526
    as of June 30, 1997                           3            3
  Less Treasury stock, 289,720 shares,
    at cost as of June 30, 1997                   0       (5,638)
    Additional paid-in capital               81,600       81,600
    Partner's Capital                           657          657
      Retained deficit                      (46,796)     (50,058)
                                             35,464       26,564
                                             71,591       72,146

See notes to condensed consolidated financial statements

                          EquiMed, Inc.
            Condensed Consolidated Income Statements
            (in thousands, except per share amounts)
                           (Unaudited)

                                                Six months ended
                                                    June 30,
                                                1996       1997

Net revenues                                  $50,142    $36,038

Costs and expenses:
  Professional fees and expenses               13,261      7,193
  Treatment and support services               18,579     13,603
  General and administrative expenses           5,875      4,021
  Depreciation and amortization                 2,672      2,341
  Amortization of EquiVision, Inc.
    acquisition                                   396          0
  Interest expense:                                 0          0
    Related parties                               306        317
    Other                                       1,050        838
    Loss on sale of receivables                   361        273
    Other income, net                            (280)      (305)
Total costs and expenses                       42,220     28,281

Income before minority interest,
  extraordinary items and income taxes          7,922      7,757

Minority interest                                 281        441

Income before income taxes                      7,641      7,316

Provision for income taxes                      3,145      1,540
Cumulative adjustment to establish
  deferred income taxes                         1,277          0
Total provision for income taxes                4,422      1,540

Net income before extraordinary charge          3,219      5,777
Extraordinary charge for refinancing of
  debt, net of income taxes                       127          0

Net income                                      3,092      5,777

Net income per share before extraordinary
   charge:                                    $  0.69    $  1.26
Extraordinary charge                               --         --
Net income per share                          $  0.69    $  1.26

Weighted average common shares and
  equivalents                                   4,475      4,600

See notes to condensed consolidated financial statements

                          EquiMed, Inc.
            Condensed Consolidated Income Statements
            (in thousands, except per share amounts)
                           (Unaudited)

                                               Three months ended
                                                    June 30,
                                                1996       1997

Net revenues                                  $29,410    $18,331

Costs and expenses:
  Professional fees and expenses                7,974      3,572
  Treatment and support services               10,823      7,329
  General and administrative expenses           3,374      2,389
  Depreciation and amortization                 1,551      1,219
  Amortization of EquiVision, Inc.
    acquisition                                   237          0
  Interest expense:                                 0          0
    Related parties                                72        156
    Other                                         644        426
    Loss on sale of receivables                   152        146
  Other income, net                              (143)      (216)
Total costs and expenses                       24,684     15,021

Income before minority interest,
  extraordinary items and income taxes          4,726      3,310
Minority interest                                 168        149

Income before income taxes                      4,558      3,161
Provision for income taxes                      1,847        188
Cumulative adjustment to establish
  deferred income taxes                             0          0
Total provision for income taxes                1,847        188

Net income before extraordinary charge          2,711      2,974
Extraordinary charge for refinancing of
  debt, net of income taxes                         0          0

Net income                                      2,711      2,974

Net income per share before extraordinary
  charge:                                     $  0.57    $  0.66
Extraordinary charge                               --         --
Net income per share                          $  0.57    $  0.66

Weighted average common shares and
  equivalents                                   4,734      4,527

See notes to condensed consolidated financial statements

                          EquiMed, Inc.
    Condensed Consolidated Statement of Stockholders' Equity
                 Six Months Ended June 30, 1997
                           (Unaudited)
              (in thousands, except share amounts)

                                                                       Additional
                                 Common Stock       Treasury Stock      Paid-in     Partners'   Retained
                              Shares      Amount   Shares     Cost      Capital      Capital     Deficit     Total
Balance, December 31, 1996,  4,765,246      $3                          $81,600       $657      $(46,796)   $35,464

Dividend                                                                                          (9,039)    (9,039)

Repurchase of common stock
  using Treasury method                            289,720   (5,638)                                         (5,638)

Net Income                                                                                         5,777      5,777

Balance, June 30, 1997       4,765,246      $3     289,720   (5,638)    $81,600       $657      $(50,058)   $26,564

See notes to condensed consolidated financial statements

                          EquiMed, Inc.
         Condensed Consolidated Statements of Cash Flows
                           (Unaudited)
                         (in thousands)

                                              Six months ended
                                                  June 30,
                                              1996         1997
Cash flows from operating activities
Net income                                    3,092        5,777
Adjustments to reconcile net income to
  net cash provided by (used in)
  operating activities:
    Depreciation and amortization             3,069        2,341
    Deferred income taxes                     1,277
    Minority interest                           276          441
    Changes in operating assets and
      liabilities, net of acquired
      businesses
        Accounts receivable                  (3,848)      (2,282)
        Receivables from/payable to
          affiliates                         (2,082)     (16,289)
        Prepaid expenses and other
          current assets                        682       (1,328)
        Accounts payable                     (1,428)       1,097
        Accrued salaries and benefits          (966)         (40)
        Other accrued expense                  (512)         917
        Income taxes payable                 (1,561)       1,578
Net cash (used in) operating activities      (2,001)      (7,789)

Cash flows from investing activities
Payments for practice acquired, net of
  cash acquired                              (3,033)      (5,933)
Purchase of property and equipment             (988)      (1,091)
Decrease in other assets                        (83)         (46)
Net cash used in investing activities        (4,104)      (7,070)

Cash flows from financing activities
Proceeds from long-term borrowings           13,361        1,345
Repayment of long-term debt                 (20,051)        (327)
Proceeds from issuance of common stock       24,222            0
Repurchase of common stock                                (5,638)
Repayment of obligations under capital
  leases:
  Related parties                            (3,213)        (375)
  Other                                      (2,006)        (364)
Distributions:
  Primary owner                              (3,543)      (3,101)
  Minority owners                               (25)           0
Net cash provided by (used in) financing
  activities                                  8,745      (10,684)

Net increase/(decrease) in cash               2,640      (23,319)
Cash at beginning of period                     824       27,010
Cash at end of period                         3,464        3,691

See notes to condensed consolidated financial statements

                          EquiMed, Inc.

      Notes to Condensed Consolidated Financial Statements
                           (Unaudited)

                          June 30, 1997

1.    Business, Organization and Basis of Presentation

     EquiMed, Inc., a Delaware corporation ("EquiMed" or the "Company"), is the legal successor to Equivision, Inc., a Pennsylvania corporation ("Equivision"), which was incorporated in October 1991 and commenced operations as an ophthalmology-related and physician practice management business, effective January 1, 1992. Equivision completed its initial public offering in November 1993 and has been a reporting company under the Securities Exchange Act of 1934 (the "Exchange Act") since that time.

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

     In general, the Management Agreements provide that EquiMed, as the surviving corporation of the Merger, must supply the professional corporations with offices and facilities, non-professional personnel, inventory, supplies and management and administrative services. Under the terms of the Management Agreements, EquiMed is responsible for billing and collecting the receivables of the professional corporations. Although each professional corporation has legal title to its receivables and net revenues from patient care, EquiMed is an agent of each of the professional corporations for the purposes of billing and collection activities.

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

     EquiMed is a transnational holding company for a group of companies focused primarily on the provision of physician practice management services, information technology and outsourcing services primarily to the health care industry. The Company provides medical practice management services to the Oncology Centers and Affiliated Medical Practices. In addition, through its management services organization division (the "MSO Division"), the Company provides data processing, billing, accounting, collections and other administrative and outsourcing services to the health care industry and other businesses. The Oncology Centers and Affiliated Medical Practices provide medical services in selected U.S. geographic markets. Through wholly owned and majority owned subsidiaries, the Company also engages in real estate leasing, provides medical and legal transcription services, established and operates a cosmetic laser treatment center and is involved, through a captive insurance company, in the reinsurance of professional liability for the Oncology Centers and the Affiliated Medical Practices and workers' compensation insurance.

     In June 1997, the Board of Directors of the Company approved a one-for-six reverse split of Common Stock (the "Reverse Split") which took effect on August 11, 1997. The Board believes the Reverse Split is desirable for several reasons. The Reverse Split should enhance the acceptability of the Common Stock by the financial community and investing public. The reduction in the number of issued and outstanding shares of Common Stock by the Reverse Split is expected to increase the per share market price of Common Stock. The Board also believes that the Reverse Split will result in a broader market for the Common Stock than that which currently exists. All share and per share data have been adjusted to give retroactive effect to the Reverse Split.

     These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a presentation have been included. Operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto in the Company's annual report on Form 10-K for the year ended December 31, 1996.

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

     On January 8, 1997, the Company acquired the assets of three court reporting companies known as Doyle Court Reporting for $4,473,471, consisting of $2,473,471 in cash (including acquisition costs), and notes payable in the amount of $2,000,000 plus an additional earnout of $300,000 in cash. The business combination was accounted for as a purchase.

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

     On April 1, 1997, the company acquired several support companies from Douglas R. Colkitt, M.D. for $6,000,000 in cash (including acquisition costs), plus potential earn-out of up to $9,300,000 payable in Common Stock in the event the Management Services Companies achieve aggregate combined pre-tax earnings of $3,500,000 in 1997. These business combinations have been accounted for as purchases. Purchase price in excess of book value of these related entities wholly owned by Dr. Colkitt has been reflected as dividends paid.

     A summary of assets acquired in the business combinations accounted for as purchases, during the six months ended
     June 30, 1997 is (in thousands):

     Cash                                            $   880
     Accounts receivable                               1,183
     Prepaid expense and other current assets            441
     Property & Equipment                             11,211
     Management agreements                             8,857
                                                     $22,572

     The pro forma unaudited results of operations for the six months ended June 30, 1996 and 1997, assuming consummation of the purchases described above, as of January 1, 1996, are (in thousands, except per share amounts).

                           Three months ended   Six months ended
                                June 30,            June 30,
                            1996        1997      1996      1997

Net revenues              $32,639     $18,935   $58,022   $37,272
Income before
  extraordinary items       2,582       2,974     3,291     6,484
Net Income                  2,582       2,974     3,164     6,484
Net income per share
  before extraordinary
  item                        .55         .66       .74      1.41
Net income per share          .55         .66       .71      1.41

3.   Business Dispositions

     Effective on November 1, 1996, the Company sold its ophthalmology centers (the "Ophthalmology Division") to Physician Resource Group and its wholly owned subsidiary, PRG Georgia, Inc. (collectively, "PRG"). The consideration received by the Company for the sale to PRG was approximately $55,077,000 in cash and the assumption by PRG of approximately $16,611,000 of liabilities. In addition, the Company agreed to assist PRG in its acquisition of additional ophthalmology practices from November 1996 to April 1997 in consideration for negotiated fees and expenses based on the number of additional ophthalmology practice acquisitions accomplished in such period.

     The operating results of the Ophthalmology Division included in the Company's 1996 results of operations for the period from February 1, 1996 through June 30, 1996 are as follows
     (amounts in thousands):

         Net Revenues                            $22,615
         Costs and expenses
           Professional expenses                   6,570
           Center operating expenses              10,114
           General and administrative expenses     3,082
           Depreciation and amortization           1,397
           Interest expense                          595
           Other income, net                           0

         Total costs and expenses                $21,746
         Net income before taxes                     869
         Minority Interest                            38
         Provision for income taxes                  331

         Net income                              $   498

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

     Based upon management's knowledge of the facts to date and consultation with its legal advisors, management believes the ultimate disposition of these matters will not have an adverse effect on the Company's financial position or the results of operations.

     On May 15, 1997, the Company filed Demand for Arbitration before the American Arbitration Association in Philadelphia, Pennsylvania to enforce certain terms of the Asset Purchase Agreement dated October 7, 1996 between the Company and PRG (the "Agreement") and to recover damages for breach of the Agreement by PRG. Under the Agreement, the Company sold substantially all of the assets of its Ophthalmology Division to PRG and also agreed, during the period beginning November 1996 and ending April 1997, to assist PRG in the acquisition of additional ophthalmology practices. In return for such additional services, the Company is entitled to receive from PRG certain fees and expenses based upon the status of such additional acquisitions as of May 15, 1997. PRG failed to make the May 15, 1997 payment to the Company and has advised the Company that it does not intend to make such payment. Under the Demand for Arbitration, the Company is also seeking damages in connection with PRG's refusal to provide the Company's representatives with access to financial records of the Ophthalmology Division, which refusal had delayed the Company's ability to complete its annual audit and filings required under the Securities Exchange Act of 1934, as amended. PRG has filed a counterclaim against the Company in which they seek damages in excess of $45,000,000 in connection with PRG's acquisition of the Company's Ophthalmology Division in November 1996.

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

5.   Related Party Transactions

     The Company entered into a receivables purchase agreement on April 27, 1995. Under the terms of the agreement, receivables are transferred to Oncology Funding Corporation (a company that is wholly-owned by Dr. Colkitt) which then factors the receivables with an unrelated financing company, John Alden Asset Management Company ("Alden"). The factored receivables may be denied by Alden for various reasons including nonpayment by the payor. The transfer of receivables to Alden is recognized as a sale and the difference between the sales price (adjusted for the accrual of probable adjustments) and the net receivables is recognized as a gain or loss on the sale of receivables. During 1996 and through June 30, 1997, the Company failed to comply with certain covenants of the receivable purchase agreement. Remedies available to Alden due to these events of noncompliance include termination of the receivable purchase agreement. Proceeds to the Company from receivables sold under this agreement were approximately $15,513,206 for the six months ended June 30, 1997. At
     June 30, 1997, the balance of receivables transferred that remain uncollected was approximately $5,639,618.

     The Company has contracted with National Medical Financial Services ("NMFS"), a company in which Dr. Colkitt is the Chairman and a principal shareholder, to perform billing services for the Company. Effective January 1, 1995, the contract with NMFS was renegotiated and the fee for billing services was reduced to 3% of collected revenue. In addition, NMFS agreed to begin performing accounting services for the Company for a fee of 1% of collected revenues. As a result, a portion of the Company's accounting personnel were transferred to a company controlled by Dr. Colkitt and a subcontractor of NMFS. During the three months ended June 30, 1996 and 1997, the Company expensed $595,000 and $604,000. During the six months ended June 30, 1996 and 1997, the Group expensed $1,180,000 and $1,175,000, respectively, for services provided by NMFS. The Group estimates that the cost to provide these services internally, prior to the contract with NMFS, was approximately 3% of net revenues.

6. Subsequent Events

     Effective July 1, 1997, the Company also acquired from
     Dr. Colkitt all of the capital stock of an anesthesia services company, Anesthesia Solutions, Inc. ("ASI"). The total consideration for ASI was an assumption of debt and a potential earn-out payable in Common Stock based on a multiple of EBITDA.

     On July 1, 1997, the Company acquired the assets of Mayur Patel, M.D. for $1,243,623, consisting of $565,000 in cash (including acquisition costs) and notes payable in the amount of $678,623. The business combination was accounted for as a purchase.

7.    Accounting Pronouncements

     In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128 "Earnings per Share" ("SFAS 128"), which will change the current method of computing earnings per share. The new standard requires presentation of "basic earnings per share" and "diluted earnings per share" amounts, as defined.
     SFAS 128 will be effective for the Company's quarter and year ending December 31, 1997, and upon adoption, all prior-period earnings and per share data presented will be restated to conform with the provisions of the new pronouncement. Application earlier than the Company's quarter ending December 31, 1997 is not permitted. The Company does not believe the application of the new standard will materially impact the financial statements.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Results Of Operations

     At June 30, 1997, the Company owned, operated or managed 35 radiation oncology centers, operated or managed the Affiliated Medical Practices associated with such oncology centers and five complementary subspecialty medical practices. In addition, the Company owned three equipment or real estate leasing companies, two transcription companies and had established billing, collections and other outsourcing subsidiaries and a captive insurance company.
     At June 30, 1996, the Company owned, operated or managed
     34 oncology centers and 20 ophthalmology centers. The decrease in centers owned, operated or managed was attributable to the sale of the Ophthalmology Division offset by acquisitions of four complementary medical practices, one oncology center, three leasing companies, two transcription companies and five management services companies during the twelve month period ended June 30, 1997.

     Net revenues for the six months ended June 30, 1997 decreased 28% to $36,038,000 from $50,142,000 for the same period in 1996. The decrease in net revenues was attributable to the sale of ophthalmology centers (which generated net revenues of $22,615,000 in the six months ended June 30, 1996) offset by the net revenues of $8,511,000 generated by the newly acquired businesses in the six month period ended June 30, 1997.

     Professional fees and expenses are incurred at center locations and consist primarily of physician compensation and liability insurance. Physicians are primarily compensated on either the profitability of an individual center or a percentage of professional fees generated. Professional fees and expenses during the six month period ended June 30, 1997 decreased 45.8% to $7,193,000 from $13,261,000 for the same period in 1996. These decreased expenses resulted from the sale of the Ophthalmology Division. As a percentage of net revenues, professional fees and expenses decreased to 20.0% in the six month period ended June 30, 1997 from 26.45% in the same period in 1996. This decrease was due to a change in the mix of the businesses included within the Company.

     Treatment and support services consist of center-related, non-physician payroll costs, medical, treatment, and optical costs, marketing and other center-related cost. Treatment and support services during the six month period ended
     June 30, 1997 decreased 26.8% to $13,603,000 from
     $18,579,000 for the same period in 1996. These decreased expenses resulted from the sale of the Ophthalmology Division offset by subsequent acquisitions. As a percentage of net revenues, treatment and support services increased to 37.8% from 37.1% in 1996. This increase was due to a change in the mix of businesses included within the Company.

     General and administrative expenses consist of billing, accounting, development, legal and corporate administrative expense. General and administrative expenses during the six months ended June 30, 1997 decreased to $4,021,000 from $5,875,000 for the same period in 1996. As a percentage of net revenues, general and administrative expenses decreased to 11.2% in 1997 from 11.7% in 1996. These decreased expenses resulted from the sale of the Ophthalmology Division offset by the acquisition of the Management Services companies.

     Depreciation consists of depreciation of property and equipment. Amortization consists primarily of the amortization of excess costs of acquired businesses over fair value of the net identifiable assets acquired in connection with acquisitions. Depreciation and amortization decreased to $2,341,000, or 6.5% of net revenues, for the six month period ended June 30, 1997 from $2,672,000, or 5.3% of net revenues for the same period in 1996. There was no material change due to the mix of the businesses included within the Company, as a result of acquisitions.

     Interest expense decreased to $1,428,000, or 4.0% of net revenues, for the six month period ended June 30, 1997 from $1,717,000, or 3.4% of net revenues for the same period in 1996, primarily as a result of decreased borrowings and the repayment of debt.

     Minority interest primarily represents interest in individual cancer centers held by entities other than the Company. Such entities have included hospitals or other such health care providers which enter into affiliation arrangements with the Company. Minority interest in the earnings of such centers increased to $441,000, or 1.2% of net revenues for the six month period ended June 30, 1997 from $281,000, or 0.6% of net revenues for the same period in 1996. This increase was primarily the result of improved profitability of those centers with minority interest holdings.

     During the six month period ended June 30, 1997, the Company recorded income tax expense of $1,540,000. During the six month period ended June 30, 1996, the Company recorded income tax expense of $3,145,000.

Liquidity And Capital Resources

     At June 30, 1997, the Company had cash and cash equivalents of $3,691,000. During the six month period ended June 30, 1997, the Company used cash in operating activities of $7,789,000 and used cash in investing and financial activities of $7,070,000 and $10,684,000 respectively.

     Cash flows from operating activities during the six month period ended June 30, 1997 included net income of $5,777,000 and a subsequent adjustments for cash provided by depreciation and amortization of $2,341,000. Cash was provided by increases in accounts payable, accrued expenses and income taxes of $1,097,000, $917,000 and $1,578,000, respectively, offset by accumulation of accounts receivable and related party receivables of $2,282,000 and $16,289,000, respectively. The accumulation of accounts receivable was attributable to a reduction in the level of accounts receivable sold under the factoring arrangement.

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

                   PART II - OTHER INFORMATION

Item 1:   Legal Proceedings (No response required)

Item 5:   Other Information .(no response required)

Item 6:   Exhibits and Reports on Form 8-K

          (a)  Exhibits

              (3.1) Certificate of Incorporation of the Company*

              (3.2) Bylaws of the Company*

              (11) Statement re: computation of earnings per share

              (27)  Financial Data Schedule

          (b) Reports on Form 8-K

               Form 8-K filed May 13, 1997
____________________
* Incorporated herein by reference to the exhibit to the Company's Registration Statement on Form SB-2 (No.
     33-98058).

                           SIGNATURES

          Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              EQUIMED, INC. (Registrant)

                              By /s/Douglas R. Colkitt
                                   Douglas R. Colkitt,
                                   Chairman and Chief Executive
                                   Officer

                              By /s/ Daniel Beckett
                                   Daniel Beckett,
                                   Chief Financial Officer

August 12, 1997

                          EXHIBIT INDEX

Exhibit

(3.1)     Certificate of Incorporation of the Company*

(3.2)     Bylaws of the Company*

(11)      Statement re: computation of earnings per share

(27)      Financial Data Schedule

____________________
* Incorporated herein by reference to the exhibit to the Company's Registration Statement on Form SB-2 (No.
     33-98058).