Form 10-Q
period 1997-09-30
EQUIMED INC
filed 1997-11-14
CIK 892493

Securities and Exchange Commission
                      Washington, DC 20549

                            Form 10-Q

(Mark One)

[ X ]     Quarterly Report pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934 for the Quarterly
          Period Ended September 30,1997.

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. Common
Stock, $.0001 par value per share, 4,454,443 shares outstanding as of October 31, 1997.

                          EquiMed, Inc.
                            FORM 10Q
            For the Quarter Ended September 30, 1997

                 PART 1 - FINANCIAL INFORMATION

                                                             Page

Item 1:   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets at
          December 31, 1996 and September 30, 1997              1

          Condensed Consolidated Income Statements for
          the Nine Months ended September 30, 1996 and 1997     3

          Condensed Consolidated Income Statements for
          the Three Months ended September 30,1996 and 1997     5

          Condensed Consolidated Statement of
          Stockholders' Equity for the Nine Months
          ended September 30, 1997                              6

          Condensed Consolidated Statements of Cash
          Flows for the Nine Months Ended
          September 30, 1996 and 1997                           7

          Notes to Condensed Consolidated Financial
          Statements                                            9

Item 2:   Management's Discussion and Analysis of
          Financial Condition and Results of Operations        18

                          EquiMed, Inc.
              Condensed Consolidated Balance Sheets
                         (in thousands)


                                       December 31, September 30,
                                           1996         1997
                                                     (Unaudited)
Assets

Current assets
  Cash and cash equivalents              $ 27,010     $  2,891
  Accounts receivable, net                  6,307       13,607
  Receivable from affiliates                9,718       23,094
  Prepaid expenses and other current
    assets                                  1,607        3,703
  Deferred income taxes                     3,171        3,171

Total current assets                       47,813       46,466

Property and equipment, net                12,379       23,524
Management agreements, net of
  accumulated amortization                  5,490       30,360
Advances to/(from) principal
  shareholder                               5,025       (2,592)
Other assets                                  884          888

Total Assets                               71,591       98,646

Liabilities and stockholders' equity

Current liabilities
  Accounts payable                          1,312        5,445
  Payable to affiliates                     7,815       10,681
  Accrued salaries and professional
    fees                                    3,243        7,936
  Other accrued expenses                    6,006       10,591
  Income taxes payable                      7,921        4,235
Current portion of long-term debt             686        8,251
Current portion of obligations under
  capital leases:
    Related parties                           354          546
    Other                                     717        1,721

Total current liabilities                  28,054       49,406

Long-term debt, net of current portion      2,431       11,929
Obligations under capital leases, net
  of current portion:
    Related parties                         1,545        2,197
    Other                                   1,853        4,424
Deferred income taxes                         771        5,006
Minority interests                          1,473        2,069

Stockholders' equity:

  Preferred stock, 1,000,000 authorized
    shares, none issued                         0            0
  Common stock, $.0001 par value,
    authorized 16,666,666 shares,
    issued and outstanding 4,765,246
    as of December 31, 1996 and issued
    4,765,246 and outstanding 4,454,443
    as of September 30, 1997                    3            3
  Less Treasury stock, 310,803 shares,
    at cost as of September 30, 1997            0       (5,889)
    Additional paid-in capital             81,600       81,600
    Partner's Capital                         657          657
      Retained deficit                    (46,796)     (52,756)
                                           35,464       23,615
  Total Liabilities & Stockholders
           Equity                          71,591       98,646

See notes to condensed consolidated financial statements

                          EquiMed, Inc.
            Condensed Consolidated Income Statements
            (in thousands, except per share amounts)
                           (Unaudited)

                                               Nine months ended
                                                 September 30,
                                                1996       1997

Net revenues                                  $79,188    $59,833

Costs and expenses:
  Professional fees and expenses               21,194     16,783
  Treatment and support services               29,722     16,899
  General and administrative expenses           9,242      9,717
  Depreciation and amortization                 4,137      3,554
  Amortization of EquiVision, Inc.
    acquisition                                   633          0
  Interest expense:
    Related parties                               376        467
    Other                                       1,743      1,293
    Loss on sale of receivables                   513        847
    Other income, net                            (407)      (372)
    Write-down of Goodwill                     24,200          0

Total costs and expenses                       91,353     49,188

Income before minority interest,
  extraordinary items and income taxes        (12,165)    10,645

Minority interest                                 569        596

Income before income taxes                    (12,734)    10,049

Provision for income taxes                      4,443      1,427
Cumulative adjustment to establish
  deferred income taxes                         1,277          0
Total provision for income taxes                5,720      1,427

Net income before extraordinary charge        (18,454)     8,622
Extraordinary charge for refinancing of
  debt, net of income taxes                       127          0

Net income                                    (18,581)     8,622

Net income per share before extraordinary
   charge:                                    $ (4.06)   $  1.89
Extraordinary charge                               --         --
Net income per share                          $ (4.06)   $  1.89

Weighted average common shares and
  equivalents                                   4,574      4,552

See notes to condensed consolidated financial statements

                          EquiMed, Inc.
            Condensed Consolidated Income Statements
            (in thousands, except per share amounts)
                           (Unaudited)

                                              Three months ended
                                                 September 30,
                                                1996       1997

Net revenues                                  $29,046    $23,795

Costs and expenses:
  Professional fees and expenses                7,933      9,590
  Treatment and support services               11,143      3,296
  General and administrative expenses           3,367      5,696
  Depreciation and amortization                 1,465      1,213
  Amortization of EquiVision, Inc.
    acquisition                                   237          0
  Interest expense:
    Related parties                                70        150
    Other                                         693        455
    Loss on sale of receivables                   152        574
  Other income,net                               (127)      ( 67)
  Write-down of Goodwill                       24,200          0
Total costs and expenses                       49,133     20,907

Income before minority interest,
  extraordinary items and income taxes        (20,087)     2,888
Minority interest                                 288        155

Income before income taxes                    (20,375)     2,733
Provision for income taxes                      1,298       (111)
Cumulative adjustment to establish
  deferred income taxes                             0          0
Total provision for income taxes                1,298       (111)

Net income before extraordinary charge        (21,673)     2,844
Extraordinary charge for refinancing of
  debt, net of income taxes                         0          0

Net income                                    (21,673)     2,844

Net income per share before extraordinary
  charge:                                     $ (4.55)   $  0.64
Extraordinary charge                               --         --
Net income per share                          $ (4.55)   $  0.64

Weighted average common shares and
  equivalents                                   4,767      4,458

See notes to condensed consolidated financial statements

                          EquiMed, Inc.
    Condensed Consolidated Statement of Stockholders' Equity
              Nine Months Ended September 30, 1997
                           (Unaudited)
              (in thousands, except share amounts)

                                                                       Additional
                                 Common Stock       Treasury Stock      Paid-in     Partners'   Retained
                              Shares      Amount   Shares     Cost      Capital      Capital     Deficit     Total
Balance, December 31, 1996,  4,765,246      $3                          $81,600       $657      $(46,796)   $35,464

Dividend                                                                                         (14,582)   (14,582)

Repurchase of common stock
  using Treasury method                            310,803   (5,889)                                         (5,889)

Net Income                                                                                         8,622      8,622

Balance, September 30, 1997  4,765,246      $3     310,803   (5,889)    $81,600       $657      $(52,756)   $23,615

See notes to condensed consolidated financial statements

                          EquiMed, Inc.
         Condensed Consolidated Statements of Cash Flows
                           (Unaudited)
                         (in thousands)

                                             Nine months ended
                                               September 30,

                                              1996         1997
Cash flows from operating activities
Net income                                  (18,581)       8,622
Adjustments to reconcile net income to
  net cash provided by/(used in)
  operating activities:
    Depreciation and amortization             4,770        3,554
    Write-down of goodwill                   24,200            0
    Deferred income taxes                     1,277        4,235
    Minority interest                           569          596
    Changes in operating assets and
      liabilities, net of acquired
      businesses
        Accounts receivable                  (3,541)      (7,300)
        Receivables from/payable to
          affiliates                         (2,808)      (8,902)
        Prepaid expenses and other
          current assets                       (872)      (2,096)
        Accounts payable                     (1,353)       1,297
        Accrued salaries and benefits        (1,556)      (1,347)
        Other accrued expense                (1,160)      (1,756)
        Income taxes payable                 (1,124)      (3,686)
Net cash (used in) operating activities        (179)      (6,783)

Cash flows from investing activities
Payments for practice acquired, net of
  cash acquired                              (4,543)      (8,486)
Purchase of property and equipment           (1,813)      (1,341)
Proceeds from sale of intangible asset          750
Decrease in other assets                       (119)          59
Net cash (used in) investing activities      (5,725)      (9,768)

Cash flows from financing activities
Proceeds from long-term borrowings           15,879        3,345
Repayment of long-term debt                 (20,244)        (827)
Proceeds from issuance of common stock       24,227            0
Repurchase of common stock                                (5,889)
Repayment of obligations under capital
  leases:
  Related parties                            (3,342)        (545)
  Other                                      (2,225)        (551)
Distributions:
  Primary owner                              (3,543)      (3,101)
  Minority owners                              (392)           0
Net cash provided by/(used in) financing
  activities                                 10,360       (7,568)

Net increase/(decrease) in cash               4,456      (24,119)
Cash at beginning of period                     824       27,010
Cash at end of period                         5,280        2,891

See notes to condensed consolidated financial statements

                          EquiMed, Inc.

      Notes to Condensed Consolidated Financial Statements
                           (Unaudited)

                       September 30, 1997

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

     Effective July 1, 1997, the Company acquired all of the capital stock of an Anesthesia Services Company, Anesthesia Solutions, Inc. ("ASI"). This acquisition resulted in the Company obtaining contracts to provide anesthesia services to Hospitals. These services include the provision of management services to those hospitals. As of September 30, 1997 the Company had 21 Hospital Based Anesthesia contracts (the "Anesthesia Contracts").

     In addition, the Company currently manages six complementary subspecialty medical practices in medical oncology, urology, and internal medicine. The professional corporations and the subspecialty medical practices are hereinafter collectively referred to as the "Affiliated Medical
     Practices."

     EquiMed is a transnational holding company for a group of companies focused primarily on the provision of physician practice management services, information technology and outsourcing services primarily to the health care industry. The Company provides medical practice management services to the Oncology Centers, the Anesthesia Contracts and Affiliated Medical Practices. In addition, through its management services organization division (the "MSO Division"), the Company provides data processing, billing, accounting, collections and other administrative and outsourcing services to the health care industry and other businesses. The Oncology Centers and Affiliated Medical Practices provide medical services in selected U.S. geographic markets. Through wholly owned and majority owned subsidiaries, the Company also engages in real estate leasing, provides medical and legal transcription services, established and operates a cosmetic laser treatment center and is involved, through a captive insurance company, in the reinsurance of professional liability for the Oncology Centers and the Affiliated Medical Practices and workers' compensation insurance.

     In June 1997, the Board of Directors of the Company approved a one-for-six reverse split of Common Stock (the "Reverse Split") which took effect on August 11, 1997. The reverse split resulted in the shares issued decreasing from 28,591,476 to 4,765,246, and the shares outstanding decreasing from 26,726,657 to 4,454,443. All share and per share data have been adjusted to give retroactive effect of the reverse split.

     These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a presentation, have been included. Operating results for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto in the Company's annual report on Form 10-K for the year ended December 31, 1996.

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

     On January 8, 1997, the Company acquired the assets of three court reporting companies known as Doyle Court Reporting for $4,473,471, consisting of $2,473,471 in cash (including acquisition costs), and notes payable in the amount of $2,000,000 plus an additional potential earnout of $300,000 in cash. The business combination was accounted for as a purchase.

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

     Effective July 1, 1997, the Company acquired Anesthesia Solutions, Inc ("ASI") from Douglas R. Colkitt, M.D. As consideration for the capital stock of ASI, the Company shall assume certain debt of ASI and Colkitt shall have the right to receive as stock consideration from EquiMed the number of shares of EquiMed common stock with an aggregate value equal to 5.5 multiplied by the EBITDA ("earnings before income taxes,depreciation and amortization") for the calendar year ended December 31, 1997 less an amount equal to ASI's debt (as defined in the Stock Purchase Agreement) as of June 30, 1997, subject to certain negative adjustments if ASI's working capital deficit (as defined in the Stock Purchase Agreement) as of June 30, 1997 exceeded $10,000,000 or if ASI's debt (as defined in the Stock Purchase Agreement) exceeds $13,000,000. The business combination was accounted for as a purchase. Purchase price in excess of book value of ASI has been reflected as dividends paid.

     On July 1, 1997, the Company acquired the assets of Mayur Patel, M.D. for $1,243,623, consisting of $565,000 in cash (including acquisition costs) and notes payable in the amount of $678,623. The business combination was accounted for as a purchase.

     On July 1, 1997, the Company acquired the assets of Woomyung Choe, M.D. for $2,450,000, consisting of $1,987,400 in cash (including acquisition costs) and notes payable in the amount of $462,600. The business combination was accounted for as a purchase.

     A summary of assets acquired in the business combinations accounted for as purchases, during the nine months ended
     September 30, 1997 is (in thousands):

     Cash                                            $ 1,516
     Accounts receivable                               5,105
     Prepaid expense and other current assets          1,278
     Property & Equipment                             12,353
     Management agreements                            23,982
                                                     $44,234

     The pro forma unaudited results of operations for the nine months ended September 30, 1996 and 1997, assuming consummation of the purchases described above, as of January 1, 1996, are (in thousands, except per share amounts).

                           Three months ended   Nine months ended
                             September 30,        September 30,
                            1996        1997      1996      1997

Net revenues             $ 40,744    $23,795   $114,282   $76,583
Income before
  extraordinary items     (21,348)     2,844    (17,477)    9,799
Net Income                (21,348)     2,844    (17,604)    9,799
Net income per share
  before extraordinary
  item                      (4.48)       .64      (3.82)     2.15
Net income per share        (4.48)       .64      (3.85)     2.15

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

     The operating results of the Ophthalmology Division included in the Company's 1996 results of operations for the period from February 1, 1996 through September 30, 1996 are as follows (amounts in thousands):

         Net Revenues                            $37,547
         Costs and expenses
           Professional expenses                  10,951
           Center operating expenses              17,362
           General and administrative expenses     4,909
           Depreciation and amortization           2,231
           Interest expense                        1,101
           Other Income, net                         (18)
           Write-down of Goodwill                 24,200
         Total costs and expenses                $60,736

         Net (Loss) before taxes                ($23,189)
         Minority Interest                            45
         Provision for income taxes                  370

         Net (Loss)                             ($23,604)

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

     On May 15, 1997, the Company filed Demand for Arbitration before the American Arbitration Association in Philadelphia, Pennsylvania to enforce certain terms of the Asset Purchase Agreement dated October 7, 1996 between the Company and PRG (the "Agreement") and to recover damages for breach of the Agreement by PRG. Under the Agreement, the Company sold substantially all of the assets of its Ophthalmology Division to PRG and also agreed, during the period beginning November 1996 and ending April 1997, to assist PRG in the acquisition of additional ophthalmology practices. In return for such additional services, the Company is entitled to receive from PRG certain fees and expenses based upon the status of such additional acquisitions as of May 15, 1997. PRG failed to make the May 15, 1997 payment to the Company and has advised the Company that it does not intend to make such payment. Under the Demand for Arbitration, the Company is also seeking damages in connection with PRG's refusal to provide the Company's representatives with access to financial records of the Ophthalmology Division, which refusal had delayed the Company's ability to complete its annual audit and filings required under the Securities Exchange Act of 1934, as amended. PRG has filed a counterclaim against the Company in which they seek damages in connection with PRG's acquisition of the Company's Ophthalmology Division in November 1996.

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

     In March 1997, ASI filed a claim for Arbitration under the Asset Purchase Agreement dated June 1, 1996, by and between ASI as Buyer and Allegiant Physicians Services, Inc. (Allegiant) as Seller, seeking reformation of a section of the Asset Purchase Agreement, where ASI maintains a drafting error occurred. As a result of the dispute between the parties, the outcome of the Arbitration will determine the final Purchase Price of the assets acquired by ASI from Allegiant, under the Asset Purchase Agreement. Management believes the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or the results of operations.

     The Company and its subsidiaries are not parties nor is the Company's property subject to any other material litigations or proceedings, other than the litigation described above and other litigation incidental to business.

5.   Related Party Transactions

     The Company entered into a receivables purchase agreement on April 27, 1995. Under the terms of the agreement, receivables are transferred to Oncology Funding Corporation (a company that is wholly-owned by Dr. Colkitt) which then factors the receivables with an unrelated financing company, John Alden Asset Management Company ("Alden"). The factored receivables may be denied by Alden for various reasons including nonpayment by the payor. The transfer of receivables to Alden is recognized as a sale and the difference between the sales price (adjusted for the accrual of probable adjustments) and the net receivables is recognized as a gain or loss on the sale of receivables. During 1996 and through September 30, 1997, the Company failed to comply with certain covenants of the receivable purchase agreement. Remedies available to Alden due to these events of noncompliance include termination of the receivable purchase agreement. Proceeds to the Company from receivables sold under this agreement were approximately $23,752,682 for the nine months ended September 30, 1997.
     At September 30, 1997, the balance of receivables transferred that remain uncollected was approximately $4,809,447.

     The Company has contracted with National Medical Financial Services ("NMFS"), a company in which Dr. Colkitt is the Chairman and a principal shareholder, to perform billing services for the Company. Effective January 1, 1995, the contract with NMFS was renegotiated and the fee for billing services was reduced to 3% of collected revenue. In addition, NMFS agreed to begin performing accounting services for the Company for a fee of 1% of collected revenues. As a result, a portion of the Company's accounting personnel were transferred to a company that is a subcontractor to NMFS and is a wholly owned subsidiary of EquiMed. During the three months ended September 30, 1996 and 1997, the Company expensed $609,000 and $594,000.
     During the nine months ended September 30, 1996 and 1997, the Group expensed $1,789,000 and $1,770,000, respectively, for services provided by NMFS. The Group estimates that the cost to provide these services internally, prior to the contract with NMFS, was approximately 3% of net revenues. As of September 30, 1997 this contract has expired and there are no plans or negotiations to renew this contract with National Medical Financial Services at this time.

6.   Subsequent Events



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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Results Of Operations

     At September 30, 1997, the Company owned, operated or managed 35 radiation oncology centers, Anesthesia Services for 21 Hospitals and operated or managed six complementary subspecialty medical practices. In addition, the Company owned three equipment or real estate leasing companies, two transcription companies and had established billing, collections and other outsourcing subsidiaries and a captive insurance company. At September 30, 1996, the Company owned, operated or managed 34 oncology centers and 21 ophthalmology centers. The increase in centers owned, operated, or managed during the nine months ended
     September 30, 1997 was attributable to the acquisitions of three complementary medical practices, two oncology centers, three leasing companies, two transcription companies, five management services companies, and the 21 Anesthesia Service contracts, offset by the sale of the Ophthalmology Division.

     Net revenues for the nine months ended September 30, 1997 decreased 24% to $59,833,000 from $79,188,000 for the same period in 1996. The decrease in net revenues was attributable to the sale of ophthalmology centers (which generated net revenues of $37,547,000 in the nine months ended September 30, 1996) offset by the net revenues of $18,192,000 generated by the newly acquired businesses in the nine month period ended September 30, 1997.

     Professional fees and expenses are incurred at center locations and consist primarily of physician compensation and liability insurance. Physicians are primarily compensated on the profitability of an individual center, a fixed salary or a percentage of professional fees generated. Professional fees and expenses during the nine month period ended September 30, 1997 decreased 20.8% to $16,783,000 from $21,194,000 for the same period in 1996. These decreased expenses resulted from the sale of the Ophthalmology Division. As a percentage of net revenues, professional fees and expenses increased to 28.0% in the nine month period ended September 30, 1997 from 26.76% in the same period in 1996. This increase was due to a change in the mix of the businesses included within the Company, with the most notable increase due to the addition of the Anesthesia Services Company (Anesthesia Solutions, Inc. ("ASI")).

     Treatment and support services consist of center-related, non-physician payroll costs, medical, treatment, and optical costs, marketing and other center-related cost. Treatment and support services during the nine month period ended September 30, 1997 decreased 43.1% to $16,899,000 from $29,722,000 for the same period in 1996. These decreased expenses resulted from the sale of the Ophthalmology Division offset by subsequent acquisitions. As a percentage of net revenues, treatment and support services decreased to 28.2% from 37.5% in 1996. This decrease was a result of the sale of the Ophthalmology Division and a change in the mix of businesses included within the Company.

     General and administrative expenses consist of billing, accounting, development, legal and corporate administrative expense. General and administrative expenses during the nine months ended September 30, 1997 increased to $9,717,000 from $9,242,000 for the same period in 1996. As a percentage of net revenues, general and administrative expenses increased to 16.2% in 1997 from 11.7% in 1996. These increased expenses resulted from the acquisition of the Management Services Companies and the additions to those companies in anticipation of future acquisitions.

     Depreciation consists of depreciation of property and equipment. Amortization consists primarily of the amortization of excess costs of acquired businesses over fair value of the net identifiable assets acquired in connection with acquisitions. Depreciation and amortization decreased to $3,554,000, or 5.9% of net revenues, for the nine month period ended September 30, 1997 from $4,770,000, or 6.0% of net revenues for the same period in 1996. There was no material change due to the mix of the businesses included within the Company.

     Interest expense decreased slightly to $2,607,000, or 4.3% of net revenues, for the nine month period ended
     September 30, 1997 from $2,632,000, or 3.3% of net revenues for the same period in 1996.

     Minority interest primarily represents interest in individual cancer centers held by entities other than the Company. Such entities have included hospitals or other such health care providers which enter into affiliation arrangements with the Company. Minority interest in the earnings of such centers increased to $596,000, or 1.0% of net revenues for the nine month period ended September 30, 1997 from $569,000, or 0.7% of net revenues for the same period in 1996. This increase was primarily the result of improved profitability of those centers with minority interest holdings.

     During the nine month period ended September 30, 1997, the Company recorded income tax expense of $1,427,000. During the nine month period ended September 30, 1996, the Company recorded income tax expense of $5,720,000. The Company continues to provide an adequate provision for income taxes payable for all of its subsidiaries, both domestic and international, with respect to all applicable laws and rates.

Liquidity And Capital Resources

     At September 30, 1997, the Company had cash and cash equivalents of $2,891,000. During the nine month period ended September 30, 1997, the Company used cash in operating activities of $6,783,000 and used cash in investing and financial activities of $9,768,000 and $7,568,000 respectively.

     Cash flows from operating activities during the nine month period ended September 30, 1997 included net income of $8,622,000 and a subsequent adjustments for cash provided by depreciation and amortization of $3,554,000. Cash was provided by increases in accounts payable,and the net effect of deferred taxes and income taxes payable of $1,297,000,and $549,000, respectively, offset by accumulation of accounts receivable,related party receivables,prepaid expenses, accrued salaries and benefits,and other accrued expenses of $7,300,000, $8,902,000, $2,096,000,$1,347,000 and $1,756,000
     respectively. The accumulation of accounts receivable was attributable to a reduction in the level of accounts receivable sold under the factoring arrangement and the increase of accounts receivable that are not part of a factoring arrangement.

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

              (3.2) Bylaws of the Company*

              (11) Statement re: computation of earnings per share

              (27)  Financial Data Schedule

          (b) Reports on Form 8-K

               Form 8-K/A filed   July 11, 1997

               Form 8-K/A filed   July 30, 1997

               Form 8-K   filed   August 14, 1997

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

November 14, 1997

                          EXHIBIT INDEX

Exhibit

(3.1)     Certificate of Incorporation of the Company*

(3.2)     Bylaws of the Company*

(11)      Statement re: computation of earnings per share

(27)      Financial Data Schedule

____________________
* Incorporated herein by reference to the exhibit to the Company's Registration Statement on Form SB-2 (No.
     33-98058).